Form 10-K/A
period 2020-12-31
Equity Distribution Acquisition Corp.
filed 2021-05-24
CIK 1818221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number: (312) 466-4296

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

The registrant’s Units began trading on the New York Stock Exchange on September 16, 2020 and the registrant’s shares of Class A common stock began separate trading on the New York Stock Exchange on November 6, 2020. The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2020, was $56,763,811.84.

As of March 12, 2021, there were 41,400,000 shares of Class A common stock, $0.0001 par value per share, and 10,350,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

i

EXPLANATORY NOTE

Equity Distribution Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”), to amend our Annual Report on Form 10-K as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020, originally filed with the Securities and Exchange Commission, or the (“SEC”), on March 17, 2021, (the “Original Filing”), to restate our financial statements and related disclosures as of and for the period ended December 31, 2020. We are also restating the relevant audited financial information as of September 18, 2020 and the relevant unaudited financial information for the quarterly period ended September 30, 2020 in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering on September 18, 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging.” ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the standard option pricing model. The Company’s management and the audit committee of the Board of Directors (“Audit Committee”) concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the Company’s management and the Audit Committee concluded the tender offer provision included in the Warrant Agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investments held in the Trust Account.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has not amended its previously filed Current Report on Form 8-K, Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Refer to “Note 2—Restatement of Previously Issued Financial Statements” of Notes to Financial Statements of this Amendment for additional information.

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Except as discussed above and as further described in Note 2 to the financial statements, the Company has not modified or updated disclosures presented in this Amendment from the Original Filing. Accordingly, the Amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by the restatement and revision is unchanged and reflects disclosures made at the time of the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other periodic reports made with the SEC subsequent to the filing of the Original Filing.

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

We were originally formed in Delaware under the name Equity Distribution Acquisition Corp. in July 2020. Our executive offices are located at Two North Riverside Plaza, Suite 600, Chicago, IL, and our telephone number is (312) 466-4296. Our corporate website address is www.equitydac.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Report. You should not rely on any such information in making your decision whether to invest in our securities.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on May 11, 2021, management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the “Explanatory Note” and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see “Explanatory Note” and “Item 9A: Controls and Procedures”, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 7, 2020 (inception) through December 31, 2020, we had a net loss of $2,700,955, which consists of formation and operating costs of $2,993,724, change in fair value of warrant liability of $1,652,267 and transaction costs associated with Initial Public Offering of $1,477,685 offset by interest income on marketable securities held in our trust account of $103,994 and an unrealized gain on marketable securities held in our trust account of $14,193.

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

For the period from July 7, 2020 (inception) through September 30, 2020, cash used in operating activities was $316,413. Net income of $546,045 was affected by interest earned on marketable securities held in our trust account of $9,267, an unrealized loss on marketable securities held in our trust account $36,520, change in fair value of warrant liability of $4,750,267, transaction costs associated with Initial Public Offering of $1,477,685, warrant liability in excess of purchase price of private warrants of $2,535,733, deferred tax benefit of $7,670 and changes in operating assets and liabilities, which used $145,192 of cash from operating activities.

For the period from July 7, 2020 (inception) through December 31, 2020, cash used in operating activities was $501,235. Net loss of $2,700,955 was affected by interest earned on marketable securities held in our trust account of $103,994, an unrealized gain on marketable securities held in our trust account $14,193, change in fair value of warrant liability of $1,652,267, transaction costs associated with Initial Public Offering of $1,477,685, warrant liability in excess of purchase price of private warrants of $2,535,733, and changes in operating assets and liabilities, which used $43,244 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was initially estimated using a Monte Carlo simulation approach.

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

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on our trust account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income (loss) per common share, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net loss less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period presented.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to a material weakness in internal controls over financial reporting with respect to the classification of the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Other than as noted below, during the period from July 7, 2020 (inception) through December 31, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

Restatement of Previously Issued Financial Statements

On May 11, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from July 7, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash or investments held in the Trust Account.

Changes in Internal Control over Financial Reporting

Other than as noted below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting). In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020, have been restated.

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

Houston, Texas

March 16, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is May 24, 2021.

EQUITY DISTRIBUTION ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$882,702
Prepaid expenses	262,556

Total Current Assets	1,145,258

Marketable securities held in Trust Account	414,118,187

TOTAL ASSETS	$415,263,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$219,312

Total Current Liabilities	219,312

Warrant liability	36,969,466
Deferred underwriting payable	14,490,000

Total Liabilities	51,678,778

Commitments
Class A common stock subject to possible redemption 35,856,659 shares at redemption value	358,584,662

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 5,543,341 issued and outstanding (excluding 35,856,659 shares subject to possible redemption)	554
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	7,699,371
Accumulated deficit	(2,700,955)

Total Stockholders’ Equity	5,000,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$415,263,445

The accompanying notes are an integral part of the financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$2,993,724

Loss from operations	(2,993,724)

Other income (expense):
Interest earned on marketable securities held in Trust Account	103,994
Change in fair value of warrant liability	1,652,267
Transaction costs associated with Initial Public Offering	(1,477,685)
Unrealized gain on marketable securities held in Trust Account	14,193

Other expense, net	292,769

Loss before provision for income taxes	(2,700,955)

Provision for income taxes	—
Net loss	$(2,700,955)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	36,133,285

Basic and diluted net income per share, common stock subject to possible redemption	$0.00

Weighted average shares outstanding, basic and diluted	13,024,201

Basic and diluted net loss per common share	$(0.21)

The accompanying notes are an integral part of the financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock	—	—	10,350,000	1,035	23,965	—	25,000
Sale of 41,400,000 Units, net of underwriting discounts	41,400,000	4,140	—	—	366,256,482	—	366,260,622
Class A common stock subject to possible redemption	(35,856,659)	(3,586)	—	—	(358,581,076)	—	(358,584,662)
Net loss	—	—	—	—	—	(2,700,955)	(2,700,955)

Balance – December 31, 2020	5,543,341	$554	10,350,000	$1,035	$7,699,371	$(2,700,955)	$5,000,005

The accompanying notes are an integral part of the financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(2,700,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(103,994)
Change in fair value of warrant liability	(1,652,267)
Warrant liability in excess of purchase price of private warrants	2,535,733
Transaction costs associated with Initial Public Offering	1,477,685
Unrealized gain on marketable securities held in Trust Account	(14,193)
Changes in operating assets and liabilities:
Prepaid expenses	(262,556)
Accrued expenses	219,312

Net cash used in operating activities	(501,235)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000
Proceeds from sale of private placement warrants	10,280,000
Proceeds from promissory note – related party	157,250
Repayment of promissory note – related party	(157,250)
Payment of offering costs	(616,063)

Net cash provided by financing activities	415,383,937

Net Change in Cash	882,702
Cash – Beginning of period	—

Cash – End of period	$882,702

Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$357,270,187

Change in value of Class A common stock subject to possible redemption	$1,314,475

Initial classification of warrant liability	38,621,733
Deferred underwriting fee payable	$14,490,000

Payment of offering costs by the Sponsor in exchange for the issuance of Class B common stock to the Sponsor	$25,000

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

The registration statement for the Company’s Initial Public Offering was declared effective on September 15, 2020. On September 18, 2020, the Company consummated the Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,853,333 warrants (the “private placement warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Equity Distribution Sponsor, LLC (the “Sponsor”), generating gross proceeds of $10,280,000, which is described in Note 5.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction or otherwise elects not to vote on the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of September 18, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.” ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the standard option pricing model. The Company’s management and the audit committee of the Board of Directors (“Audit Committee”) concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the Company’s management and the Audit Committee concluded the tender offer provision included in the Warrant Agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period (including September 18, 2020, September 30, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investments held in the Trust Account.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of September 18, 2020
Warrant Liability	$—	$38,621,733	$38,621,733
Common Shares Subject to Possible Redemption	395,891,920	(38,621,733)	357,270,187
Class A Common Shares	181	386	567
Additional Paid-in Capital	5,000,801	4,013,032	9,013,833
Retained Earnings / Accumulated Deficit	(2,013)	(4,013,418)	(4,015,431)

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$33,871,466	$33,871,466
Common Shares Subject to Possible Redemption	395,703,124	(33,871,466)	361,831,658
Class A Common Shares	183	338	521
Additional Paid-in Capital	5,189,595	(737,187)	4,452,408
Retained Earnings / Accumulated Deficit	(190,804)	736,849	546,045

Balance sheet as of December 31, 2020
Warrant Liability	$—	$36,969,466	$36,969,466
Common Shares Subject to Possible Redemption	395,554,128	(36,969,466)	358,584,662
Class A Common Shares	185	369	554
Additional Paid-in Capital	5,338,589	2,360,782	7,699,371
Accumulated Deficit	(339,804)	(2,361,151)	(2,700,955)

Statement of Operations for the Period from July 7, 2020 (inception) to September 30, 2020 (unaudited)
Formation and operating costs	$171,221	$2,535,733	$2,706,954
Loss from operations	(171,221)	(2,535,733)	(2,706,954)
Change in fair value of warrant liability	—	4,750,267	4,750,267
Transaction costs associated with Initial Public Offering	—	(1,477,685)	(1,477,685)
Other income (expense), net	(27,253)	3,272,582	3,245,329
Net income (loss)	(190,804)	736,849	546,045
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	N/A	35,727,019	35,727,019
Basic and diluted net income (loss) per share, common stock subject to possible redemption	N/A	(0.00)	(0.00)
Weighted average shares outstanding, basic and diluted common shares	9,480,123	586,659	10,066,782
Basic and diluted net income (loss) per share	(0.02)	0.07	0.05

Statement of Operations for the Period from July 7, 2020 (inception) to December 31, 2020
Formation and operating costs	$457,991	$2,535,733	$2,993,724
Loss from operations	(457,991)	(2,535,733)	(2,993,724)
Change in fair value of warrant liability		1,652,267	1,652,267
Transaction costs associated with Initial Public Offering	—	(1,477,685)	(1,477,685)
Other income (expense), net	118,187	174,582	292,769
Net loss	(339,804)	(2,361,151)	(2,700,955)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	39,574,795	(3,441,510)	36,133,285
Basic and diluted net income (loss) per share, common stock subject to possible redemption	0.00	0.00	0.00
Weighted average shares outstanding, basic and diluted	10,931,119	2,093,082	13,024,201
Basic and diluted net loss per share	(0.03)	(0.18)	(0.21)

Statement of Change in Stockholders’ Equity for the Period from July 7, 2020 (inception) to September 30, 2020 (unaudited)
Sale of 41,400,000 Units net of underwriting discounts	$390,584,797	$(24,328,315)	$366,256,482
Sale of 6,853,333 private placement warrants	10,280,000	(10,280,000)	—
Class A common stock subject to possible redemption	(395,699,167)	33,871,128	(361,828,039)

Statement of Change in Stockholders’ Equity for the Period from July 7, 2020 (inception) to December 31, 2020
Sale of 41,400,000 Units, net of underwriting discounts	$390,584,797	$(24,328,315)	$366,256,482
Sale of 6,853,333 private placement warrants	10,280,000	(10,280,000)	—
Class A common stock subject to possible redemption	(395,550,173)	36,969,097	(358,581,076)

Statement of Cash Flows for the Period from July 7, 2020 (inception) to September 30, 2020 (unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(190,804)	$736,849	$546,045
Transaction costs associated with Initial Public Offering	—	1,477,685	1,477,685
Warrant liability in excess of purchase prices of private warrants	—	2,535,733	2,535,733
Change in fair value of warrant liability	—	(4,750,267)	(4,750,267)
Non-Cash Investing and Financing activities:
Initial classification of Class A common stock subject to possible redemption	395,891,920	(38,621,733)	357,270,187
Change in value of Class A common stock subject to possible redemption	(188,796)	4,750,267	4,561,471
Initial classification of warrant liability	—	38,621,733	38,621,733

Statement of Cash Flows for the Period from July 7, 2020 (inception) to December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(339,804)	$(2,361,151)	$(2,700,955)
Transaction costs associated with Initial Public Offering	—	1,477,685	1,477,685
Warrant liability in excess of purchase prices of private warrants	—	2,535,733	2,535,733
Change in fair value of warrant liability	—	(1,652,267)	(1,652,267)
Non-Cash Investing and Financing activities:
Initial classification of Class A common stock subject to possible redemption	395,891,920	(38,621,733)	357,270,187
Change in value of Class A common stock subject to possible redemption	(337,792)	1,652,267	1,314,475
Initial classification of warrant liability	—	38,621,733	38,621,733

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Warrants was estimated using a Monte Carlo simulation approach (see Note 11).

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from July 7, 2020 (inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$90,069
Unrealized gain on marketable securities held in Trust Account	12,293
Less: Company’s portion available to pay taxes	(84,287)

Net income allocable to shares subject to redemption	$18,075

Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	36,133,285

Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(2,700,955)
Less: Net income allocable to Class A common stock subject to possible redemption	(18,075)

Non-Redeemable Net Loss	$(2,719,030)

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	13,024,201

Basic and diluted net loss per share	$(0.21)

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

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 5,400,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 5,543,341 shares of Class A common stock issued and outstanding, excluding 35,856,659 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	(18.4)%
Valuation allowance	(2.6)%

Income tax provision	(0.0)%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 remain open and subject to examination. The Company considers Illinois to be a significant state tax jurisdiction.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$414,118,187
Liabilities:
Warrant Liability — Public Warrants	1	$24,702,000
Warrant Liability — Private Placement Warrants	2	$12,267,466

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on September 18, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common shares and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common shares subject to possible redemption, Class A common shares and Class B common shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants at September 18, 2020 (initial measurement) and at September 30, 2020 were as follows:

Input	September 18, 2020 (Initial Measurement)	September 30, 2020
Risk-free interest rate	0.13%	0.12%
Expected term (years)	1	1
Expected volatility	29.0%	26.0%
Exercise price	$11.50	$11.50
Fair value of Units	$10.40	$10.30

On September 18, 2020, the Private Placement Warrants and Public Warrants were determined to be $1.87 per warrant for aggregate values of $12.8 million and $25.8 million, respectively. On September 30, 2020, the Private Placement Warrants and Public Warrants were determined to be $1.64 per warrant for aggregate values of $11.2 million and $22.6 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 are classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurement of the Private Placement Warrants as of December 31, 2020 are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $12.3 million and $24.7 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value at initial measurement on September 18, 2020	$12,815,733	$25,806,000	$38,621,733
Change in valuation inputs or other assumptions	(548,267)	(1,104,000)	(1,652,267)
Fair value as of December 31, 2020	$12,267,466	$24,702,000	$36,969,466

NOTE 12. SUBSEQUENT EVENTS

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

May 24, 2021	EQUITY DISTRIBUTION ACQUISITION CORP.

	By:	/s/ William A. Galvin
Name: William A. Galvin
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sam Zell	Chairman of the Board of Directors	May 24, 2021
Sam Zell

/s/ William A. Galvin	Chief Executive Officer and Director	May 24, 2021
William A. Galvin	(Principal Executive Officer)

/s/ Philip Tinkler	Chief Financial Officer	May 24, 2021
Philip Tinkler	(Principal Financial and Accounting Officer)

/s/ Robert W. Grubbs	Director	May 24, 2021
Robert W. Grubbs

/s/ Ellen Havdala	Director	May 24, 2021
Ellen Havdala

/s/ Bill Simon	Director	May 24, 2021
Bill Simon

/s/ Charles Swoboda	Director	May 24, 2021
Charles Swoboda