Form 10-Q
period 2021-06-30
Equity Distribution Acquisition Corp.
filed 2021-08-06
CIK 1818221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
As of August 3, 2021 there were

41,400,000
shares of Class A common stock, $0.0001 par value and
10,350,000
shares of Class B common stock, $0.0001 par value, issued and outstanding.

EQUITY DISTRIBUTION ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

i

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$895,410	$882,702
Prepaid expenses	220,991	262,556

Total Current Assets	1,116,401	1,145,258
Marketable securities held in Trust Account	414,033,273	414,118,187

TOTAL ASSETS	$415,149,674	$415,263,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current l iabili ty , a ccrued expenses	$1,060,317	$219,312
Promissory note – related party	750,000	—
Warrant liability	24,370,933	36,969,466
Deferred underwriting fee payable	14,490,000	14,490,000

TOTAL LIABILITIES	40,671,250	51,678,778

Commitments and Contingencies
Class A common stock subject to possible redemption 36,947,842 and 35,856,659 at redemption value as of June 30, 2021 and December 31, 2020, respectively	369,478,420	358,584,662
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 4,452,158 and 5,543,341 shares issued and outstanding (excluding 36,947,842 and 35,856,659 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	445	554
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively	1,035	1,035
Additional paid-in capital	—	7,699,371
Retained earnings (accumulated deficit)	4,998,524	(2,700,955)

Total Stockholders’ Equity	5,000,004	5,000,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$415,149,674	$415,263,445

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating and formation costs	$546,257	$1,756,087

Loss from operations	(546,257)	(1,756,087)
Other income (expense):
Interest earned on marketable securities held in Trust Account	5,099	70,188
Unrealized loss on marketable securities held in Trust Account	(17,475)	(17,475)
Change in fair value of warrant liability	(2,065,333)	12,598,533

Other (expense) income, net	(2,077,709)	12,651,246

(Loss) Income before benefit from (provision for) income taxes	(2,623,966)	10,895,159
Provision for income taxes	—	(1,402)

Net (loss) income	$(2,623,966)	$10,893,757

Basic and diluted weighted average shares outstanding, Common st o ck subject to possible redemption	37,210,238	36,405,265

Basic and diluted net (loss) income per share, Common stock subject to possible redemption	$(0.00)	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	14,539,762	15,212,812

Basic and diluted net (loss) income per share, Non-redeemable common stock	$(0.18)	$0.72

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	5,543,341	$554	10,350,000	$1,035	$7,699,371	$(2,700,955)	$5,000,005
Change in value of Class A common stock subject to possible redemption	(1,353,579)	(135)	—	—	(7,699,371)	(5,818,212)	(13,517,718)
Net income	—	—	—	—	—	13,517,723	13,517,723

Balance – March 31, 2021	4,189,762	$419	10,350,000	$1,035	$—	$4,998,556	$5,000,010
C hange in value of Class A common stock subject to possible redemptio n	262,396	26	—	—	—	2,623,934	2,623,960
Net loss	—	—	—	—	—	(2,623,966)	(2,623,966)

Balance – June 30, 202 1	4,452,158	$445	10,350,000	$1,035	$—	$4,998,524	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$10,893,757
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(70,188)
Unrealized loss on marketable securities held in Trust Account	17,475
Change in fair value of warrant liability	(12,598,533)
Changes in operating assets and liabilities:
Prepaid expenses	41,565
Accrued expenses	841,005

Net cash used in operating activities	(874,919)
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	137,627

Net cash provided by investing activities	137,627
Cash Flows from Financing Activities:
Proceeds from promissory note – related party	750,000

Net cash provided by financing activities	750,000
Net Change in Cash	12,708
Cash – Beginning of period	882,702

Cash – End of period	$895,410

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$10,893,758

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
4
.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,853,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Equity Distribution Sponsor, LLC (the “Sponsor”), generating gross proceeds of $10,280,000, which is described in Note
5
.
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
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note
6
) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction or otherwise elects not to vote on the proposed transaction.
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
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
JUNE 30, 2021
(Unaudited)

Risks and

Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty
.
NOTE 2
.
REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company determined that it had a classification error resulting in additional paid-in capital having a negative balance as of and for the three-month period ended March 31, 2021. This classification error is not material to the condensed financial statements and has been revised retroactively; the resulting change and the adjustments are as noted in the table below:

	As Previously Reported	Adjustments	As Revised
Balance Sheet as of March 31, 2021 (Unaudited)
Additional paid-in capital	$(5,818,212)	$5,818,212	$—
Retained earnings (accumulated deficit)	10,816,768	(5,818,212)	4,998,556

Statement of Changes in Stockholders’ Equity as of March 31, 2021 (Unaudited)
Additional Paid in Capital
Change in value of Class A Common Stock Subject to Possible Redemption	$(13,517,583)	$5,818,212	$(7,699,371)
Balance — March 31, 2021	(5,818,212)	5,818,212	—

Retained Earnings/(Accumulated Deficit)
Change in value of Class A Common Stock Subject to Possible Redemption	$—	$(5,818,212)	$(5,818,212)
Balance — March 31, 2021	10,816,768	(5,818,212)	4,998,556
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIE
S
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form
10-K/A
as filed with the SEC on May 24, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any other future periods.
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
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period
s
.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Marketable Securities Held in Trust Account
At June 30, 2021 and at December 31,
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants was estimated using the publicly traded price of the Company’s warrants (see Note
10
).
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 20,653,333 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period
s
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
The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.
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
non-redeemable
shares’ proportionate interest.

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$4,551	$62,643
Unrealized loss on investments held in Trust Account	(15,597)	(15,597)
Less: Interest available to be withdrawn for payment of taxes	—	(47,046)

Net (loss) income attributable	$(11,046)	$—

Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	37,210,238	36,405,265

Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.00)	$0.00

Non-Redeemable Common Stock
Numerator: Net ( loss) income minus Net Earnings
Net (loss) income	$(2,623,966)	$10,893,757
Add: Net loss allocable to Class A common stock subject to possible redemption	11,046	—

Non-Redeemable n et (loss) income	$(2,612,920)	$10,893,757

Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	14,539,762	15,212,812

Basic and diluted net ( loss ) income per share, Non-redeemable common stock	$(0.18)	$0.72

Concentration of

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
NOTE
4
. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 5,400,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note
9
).
NOTE
5
. PRIVATE PLACEMENT
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
6
. RELATED PARTY TRANSACTIONS
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
JUNE 30, 2021
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
On June 29, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,500,000.
The Second Promissory Note was non-interest bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of the Initial Business Combination. As of June 30, 2021, the outstanding balance under the Second Promissory Note was
$750,000
 and the remaining amount available to be drawn was $1,750,000.
Administrative Support Agreement
The Company entered into an agreement, commencing on September 15, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative support services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.
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
7
. COMMITMENTS AND CONTINGENCIES
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
JUNE 30, 2021
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
NOTE
8
. STOCKHOLDERS’ EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 4,452,158 and 5,543,341 shares of Class A common stock issued and outstanding, excluding 36,947,842 and 35,856,659 shares of Class A common stock subject to possible redemption, respectively.
Class
 B Common Stock
—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.
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
NOTE
9
. WARRANTS
Warrants
—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2021
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
JUNE 30, 2021
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
10
. FAIR VALUE

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$414,033,273	$414,118,187
Liabilities:
Warrant Liability – Public Warrants	1	$16,284,000	$24,702,000
Warrant Liability – Private Warrants	2	$8,086,933	$12,267,466
The Warrants were accounted for as liabilities in accordance with
ASC 815-40
and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations. As of June 30, 2021 and December 31, 2020 the Public Warrants are classified as Level 1 due to the use of a quoted price in an active market. As of June 30, 2021 and December 31, 2020, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.
As of June 30, 2021, the Private Placement Warrants and Public Warrants were determined to be $1.18 per warrant for aggregate values of $8.1 million and $16.3 million, respectively.
As of December 31, 2020, the Private Placement Warrants and Public Warrants were determined to be $1.79 per warrant for aggregate values of $12.3 million and $24.7 million, respectively.
The following table presents the changes in the fair value of w
a
rrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$12,267,466	$24,702,000	$36,969,466
Change in valuation inputs or other assumptions	(4,180,533)	(8,418,000)	(12,598,533)

Fair value as of June 30, 2021	$8,086,933	$16,284,000	$24,370,933

NOTE
11
. SUBSEQUENT EVENTS
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual report on Form
10-K/A
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at
www.sec.gov
. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $2,623,966, which consists of a change in the fair value of warrant liability of $2,065,333, operating costs of $546,257, which are comprised primarily of legal fees, consulting fees, printing fees and franchise taxes, as well as an unrealized loss on marketable securities held in Trust Account of $17,475, partially offset by interest income on marketable securities held in the Trust Account of $5,099.
For the six months ended June 30, 2021, we had net income of $10,893,757, which consists of a change in fair value of warrant liability of $12,598,533, and interest earned on marketable securities held in Trust Account of $70,188, partially offset by operating costs of $1,756,087, which are comprised primarily of legal fees, consulting fees, printing fees and franchise taxes, as well as an unrealized loss on marketable securities held in Trust Account of $17,475 and a provision for income taxes of $1,402.
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

For the six months ended June 30, 2021, cash used in operating activities was $874,919. Net income of $10,893,757 was affected by the change in fair value of warrant liability of $12,598,533 and interest earned on marketable securities held in the Trust Account of $70,188 offset by an unrealized loss on marketable securities held in Trust Account of $17,475 and changes in operating assets and liabilities which provided $882,570 in cash from operating activities.
As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $414,033,273. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended June 30, 2021, cash withdrawn from the Trust Account to pay franchise and income taxes totaled $137,627. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had cash of $895,410 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
On June 29, 2021, we issued an unsecured promissory note to our Sponsor (the “Second Promissory Note”), pursuant to which, we may borrow up to an aggregate principal amount of $2,500,000. The Second Promissory Note is non-interest bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of the Initial Business Combination. As of June 30, 2021, the outstanding balance under the Second Promissory Note was $750,000 and the remaining amount available to be drawn was $1,750,000.
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the Second Promissory Note and an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space and administrative support to the Company. We began incurring these fees on September 15, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to our Form
10-K/A,
our disclosure controls and procedures were not effective as of June 30, 2021.
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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY DISTRIBUTION ACQUISITION CORP.

Date: August 6, 2021	By:	/s/ William A. Galvin
	Name:	William A. Galvin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Philip Tinkler
	Name:	Philip Tinkler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

19