Form 10-Q
period 2021-09-30
Equity Distribution Acquisition Corp.
filed 2021-11-03
CIK 1818221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
(312)466-4296
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
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act):    Yes  ☒    No  ☐
As of November 1, 2021 there were 41,400,000 shares of Class A common stock, $0.0001 par value and 10,350,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EQUITY DISTRIBUTION ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2021 (Unaudited) and for the Period from July 7, 2020 (Inception) through September 30, 2020 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 (Unaudited) and for the Period from July 7, 2020 (Inception) through September 30, 2020 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and for the Period from July 7, 2020 (Inception) through September 30, 2020 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Control and Procedures	19
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

i

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised)
ASSETS
Current assets
Cash	$712,556	$882,702
Prepaid expenses	160,391	262,556

Total Current Assets	872,947	1,145,258
Marketable securities held in Trust Account	414,083,323	414,118,187

TOTAL ASSETS	$414,956,270	$415,263,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,027,550	$219,312
Promissory note – related party	750,000	—

Total Current Liabilities	1,777,550	219,312
Warrant liability	18,588,000	36,969,466
Deferred underwriting fee payable	14,490,000	14,490,000

TOTAL LIABILITIES	34,855,550	51,678,778

Commitments and Contingencies
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 41,400,000 shares issued and outstanding, subject to possible redemption at redemption value as of September 30, 2021 and December 31, 2020	414,000,000	414,020,869
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding, as of September 30, 2021 and December 31, 2020	1,035	1,035
Accumulated deficit	(33,900,315)	(50,437,237)

Total Stockholders’ Deficit	(33,899,280)	(50,436,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$414,956,270	$415,263,445

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from July 7, 2020 (Inception) Through September 30, 2020 (Revised)
Operating and formation costs	$195,687	$1,951,774	$171,221

Loss from operations	(195,687)	(1,951,774)	(171,221)

Other income
Interest earned on marketable securities held in Trust Account	34,042	104,230	9,267
Unrealized gain (loss) on marketable securities held in Trust Account	16,008	(1,467)	(36,520)
Change in fair value of warrant liability	5,782,933	18,381,466	4,750,267
Warrant liability in excess of purchase price of private warrants	—	—	(2,535,733)
Transaction costs associated with the Initial Public Offering	—	—	(1,477,685)

Total other income, net	5,832,983	18,484,229	709,596

Income before benefit from (provision for) income taxes	5,637,296	16,532,455	538,375

(Provision for) Benefit from income taxes	(15,000)	(16,402)	7,670

Net income	$5,622,296	$16,516,053	$546,045

Weighted average shares outstanding of Class A common stock	41,400,000	41,400,000	6,288,608

Basic and diluted net income per share, Class A common stock	$0.11	$0.32	$0.04

Weighted average shares outstanding of Class B common stock	10,350,000	10,350,000	9,205,063

Basic and diluted net income per share, Class B common stock	$0.11	0.32	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)(Revised)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Ac c umulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	10,350,000	$1,035	$—	$(50,437,237)	$(50,436,202)
Accretion for Class A common stock to redemption value	—	—	—	—	—	(111,005)	(111,005)
Net income	—	—	—	—	—	13,517,723	13,517,723

Balance – March 31, 2021	—	$—	10,350,000	$1,035	$—	$(37,030,519)	$(37,029,484)
Accretion for Class A common stock to redemption value	—	—	—	—	—	131,874	131,874
Net loss	—	—	—	—	—	(2,623,966)	(2,623,966)

Balance – June 30, 2021	—	$—	10,350,000	$1,035	$—	$(39,522,611)	$(39,521,576)
Net income	—	—	—	—	—	5,622,296	5,622,296

Balance – September 30, 2021	—	$—	10,350,000	$1,035	$—	(33,900,315)	(33,899,280)

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — July 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000
Accretion for Class A common stock to redemption value	—	—	—	—	(23,965)	(47,688,160)	(47,712,125)
Net income	—	—	—	—	—	546,045	546,045

Balance – September 30, 2020	—	$—	10,350,000	$1,035	$—	$(47,142,115)	$(47,141,080)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,	For the Period from July 7, 2020 (Inception) through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$16,516,053	$546,045
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(104,230)	(9,267)
Unrealized loss on marketable securities held in Trust Account	1,467	36,520
Change in fair value of warrant liability	(18,381,466)	(4,750,267)
Warrant liability in excess of purchase price of Private Placement Warrants	—	2,535,733
Transaction costs associated with Initial Public Offering	—	1,477,685
Deferred tax benefit	—	(7,670)
Changes in operating assets and liabilities:
Prepaid expenses	102,165	(307,941)
Accrued expenses	808,238	162,749

Net cash used in operating activities	(1,057,773)	(316,413)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(414,000,000)
Cash withdrawn from Trust Account to pay franchise and i n come taxes	137,627	—

Net cash provided by (used in) investing activities	137,627	(414,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	405,720,000
Proceeds from sale of Private Placement Warrants	—	10,280,000
Proceeds from promissory note – related party	750,000	157,250
Repayment of promissory note – related party	—	(157,250)
Payment of offering costs	—	(576,565)

Net cash provided by financing activities	750,000	415,423,435
Net Change in Cash	(170,146)	1,107,022
Cash – Beginning	882,702	—

Cash – Ending	$712,556	$1,107,022

Supplemental cash flow information:
Cash paid for income taxes	$16,402	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$39,498

Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000

Initial classification of Class A common stock subject to possible redemption	$—	$414,000,000

Change in value of Class A common stock subject to possible redemption	$(20,869)	$(27,253)

Deferred underwriting fee payable	$—	$14,490,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on September 18, 2020, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
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
SEPTEMBER 30, 2021
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
The Company will have until September 18, 2022, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
SEPTEMBER 30, 2021
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
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of December 31, 2020
Class A common stock subject to possible redemption	$358,584,662	$55,436,207	$414,020,869
Class A common stock	$554	$(554)	$—
Additional paid-in capital	$7,699,371	$(7,699,371)	$—
Accumulated deficit	$(2,700,955)	$(47,736,282)	$(50,437,237)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(55,436,207)	$(50,436,202)
Statement of Operations for the Period from July 7, 2020 (inception) through September 30, 2020
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	35,727,019	(35,727,019)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,066,782	(10,066,782)	—
Basic and diluted net income ( loss ) per share, Non-redeemable common stock	$0.05	$(0.05)	$—
Weighted average shares outstanding of Class A common stock	—	6,288,608	6,288,608
Basic and diluted net income per share, Class A common stock	$—	$0.04	$0.04
Weighted average shares outstanding of Class B common stock	—	9,205,063	9,205,063
Basic and diluted net income per share, Class B common stock	$—	$0.04	$0.04
Statement of Cash Flows for the Period from July 7, 2020 (inception) through September 30, 2020
Initial classification of Class A common stock subject to possible redemption	$357,270,187	$56,729,813	$414,000,000
Change in value of Class A common stock subject to possible redemption	$4,561,471	$(4,588,724)	$(27,253)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
as filed with the SEC on May 24, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any other future periods.
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
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Marketable Securities Held in Trust Account
At September 30, 2021 and at December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(25,806,000)
Class A common stock issuance costs	(21,933,378)
Plus:
Accretion of carrying value to redemption value	47,739,378

Class A common stock subject to possible redemption	$414,000,000

Warrant Liabilities
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss within change in fair value of warrant liability on the condensed statements of operations. The fair value of the warrants was estimated using the publicly traded price of the Company’s warrants (see Note 10).
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net loss per common share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from July 7, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$4,497,837	$1,124,459	$13,212,842	$3,303,211	$221,630	$324,415
Denominator:
Basic and diluted weighted average shares outstanding	41,400,000	10,350,000	41,400,000	10,350,000	6,288,608	9,205,063

Basic and diluted net income per common share	$0.11	$0.11	$0.32	$0.32	$0.04	$0.04

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 11.)
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of ASU
2020-06
did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 4. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 5,400,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10).
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
SEPTEMBER 30, 2021
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
On June 29, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,500,000. The Second Promissory Note was non-interest
bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of the Initial Business Combination. As of September 30, 2021, the outstanding balance under the Second Promissory Note was $750,000 and the remaining amount available to be drawn was $1,750,000.
Administrative Support Agreement
The Company entered into an agreement, commencing on September 15, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative support services. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively. For the period from July 7, 2020 (inception) through September 30, 2020, the Company incurred and paid $5,333 in fees for these services.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.
NOTE 7. COMMITMENTS AND CONTINGENCIES
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
SEPTEMBER 30, 2021
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
Legal Proceedings
From time to time, the Company is a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, the Company is not aware of any proceeding, threatened or pending, against the Company which, if determined adversely, would have a material effect on its business, financial position, results of operations, or cash flows.
NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 41,400,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.
NOTE 9. STOCKHOLDERS’ EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.
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
NOTE 10. WARRANTS
As of September 30, 2021 and December 31, 2020, there were 13,800,000 Public Warrants outstanding and 6,853,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$414,083,323	$414,118,187
Liabilities:
Warrant Liability – Public Warrants	1	$12,420,000	$24,702,000
Warrant Liability – Private Placement Warrants	2	$6,168,000	$12,267,466
The Warrants were accounted for as liabilities in accordance with
ASC 815-40
and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. As of September 30, 2021 and December 31, 2020, the Public Warrants are classified as Level 1 due to the use of a quoted price in an active market. As of September 30, 2021 and December 31, 2020, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.
As of September 30, 2021, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.90 per warrant for aggregate values of approximately
$6.2 million and
 approximately
$12.4 million, respectively.

As of December 31, 2020, the fair value of the Private Placement Warrants and Public Warrants was determined to be $1.79 per warrant for aggregate values of approximately
$12.3 million and
 approximately
$24.7 million, respectively.
NOTE 12. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual report on
Form10-K/A
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $5,622,296, which consists of the change in fair value of warrant liability of $5,782,933, interest earned on marketable securities held in Trust Account of $34,042 and an unrealized gain on marketable securities held in Trust Account of $16,008, offset by operating and formation costs of $195,687, which are comprised primarily of legal fees, consulting fees, printing fees and franchise taxes, as well as a provision for income taxes of $15,000.
For the nine months ended September 30, 2021, we had net income of $16,516,053, which consists of a change in fair value of warrant liability of $18,381,466 and interest earned on marketable securities held in Trust Account of $104,230, offset by formation and operational costs of $1,951,774, which are comprised primarily of legal fees, consulting fees, printing fees and franchise taxes, as well as a provision for income taxes of $16,402 and an unrealized loss on marketable securities held in Trust Account of $1,467.
For the period from July 7, 2020 (inception) through September 30, 2020, we had net income of $546,045, which consists of the change in fair value of warrant liability of $4,750,267, interest earned on marketable securities held in Trust Account of $9,267, and benefit from income taxes of $7,670, offset by the warrant liability in excess of the purchase price of Private Placement Warrants of $2,535,733 and transaction costs associated with the Initial Public Offering of $1,477,685, operating and formation costs of $171,221, which are comprised primarily of legal fees, consulting fees, printing fees and franchise taxes, as well as an unrealized loss on marketable securities held in Trust Account of $36,520.
Liquidity and Capital Resources
Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from our Sponsor, as described in Note 6. Related Party Transactions to our condensed financial statements.
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

For the nine months ended September 30, 2021, cash used in operating activities was $1,057,773. Net income of $16,516,053 was attributable to the change in fair value of warrant liability of $18,381,466 and interest earned on marketable securities held in the Trust Account of $104,230, offset by an unrealized loss on marketable securities held in Trust Account of $1,467 and changes in operating assets and liabilities, which provided $910,403 in cash from operating activities.
For the period from July 7, 2020 (inception) through September 30, 2020, cash used in operating activities was $316,413. Net income of $546,045 was attributable to the change in fair value of warrant liability of $4,750,267, interest earned on marketable securities held in the Trust Account of $9,267, and deferred tax benefit of $7,670, offset by the warrant liability in excess of the purchase price of Private Placement Warrants of $2,535,733 and transaction costs associated with the Initial Public Offering of $1,477,685, an unrealized loss on marketable securities held in Trust Account of $36,520 and changes in operating assets and liabilities, which used $145,192 in cash from operating activities.
As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $414,083,323. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended September 30, 2021, cash withdrawn from the Trust Account to pay franchise and income taxes totaled $137,627. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $712,556 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. We may also borrow additional amounts from our Sponsor under the Second Promissory Note, as described below under “Contractual Obligations.”
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
On June 29, 2021, we issued an unsecured promissory note to our Sponsor (the “Second Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $2,500,000. The Second Promissory Note is non-interest
bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of the Initial Business Combination. As of September 30, 2021, the outstanding balance under the Second Promissory Note was $750,000 and the remaining amount available to be drawn was $1,750,000.
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
The
underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,490,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the Trust Account and released to the underwriters only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination. Up to 50% of the deferred underwriting commissions may be paid at the sole discretion of our management team to the underwriters in the allocations determined by our management team and/or to third parties not participating in the Initial Public Offering (but who are members of the Financial Industry Regulatory Authority) that assist us in consummating its initial Business
Combination.

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
Warrant Liabilities
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss within change in fair value of warrant liability on the condensed statements of operations. The fair value of the warrants was estimated using the publicly traded price of our warrants.
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent accounting standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
on January 1, 2021. Adoption of ASU
2020-06
did not impact our financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to our report on Form 10-K/A, filed with the SEC on May 24, 2021, our disclosure controls and procedures were not effective as of September 30, 2021.
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
Changes in Internal Control over Financial Reporting
Other than as noted below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in our amended annual report on Form 10-K/A, filed with the SEC on May 24, 2021, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual report on Form10-K/A filed with the SEC on May 24, 2021. Except as disclosed, there have been no material changes to the risk factors disclosed in our Annual report on Form 10-K/A for the year ended December 31, 2020.

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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY DISTRIBUTION ACQUISITION CORP.

Date: November 3, 2021	By:	/s/ William A. Galvin
	Name:	William A. Galvin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Philip Tinkler
	Name:	Philip Tinkler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)