Form 10-K/A
period 2020-12-31
Equity Distribution Acquisition Corp.
filed 2021-12-22
CIK 1818221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

i

EXPLANATORY NOTE

Equity Distribution Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”), to amend our Annual Report on Form 10-K as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020, originally filed with the Securities and Exchange Commission, or the (“SEC”), on March 17, 2021, (the “Original Filing”), as amended on May 24, 2021, (the “First Amended Filing”).

Background of Restatement

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management noted that all of the shares held by the public stockholders (“Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the shares of Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

On December 9, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) audited balance sheet as of September 18, 2020 (the “Post IPO Balance Sheet”) included in the First Amended Filing, (ii) unaudited interim financial statements as of September 30, 2020 and for the period from July 7, 2020 (inception) through September 30, 2020 (the “Q3 2020 Financial Statements”) included in the First Amended Filing, (iii) audited financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020 (the “FY 2020 Financial Statements”) included in the First Amended Filing; (iv) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; and (v) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet, the Q3 2020 Financial Statements, and the FY 2020 Financial Statements are being restated in this Amendment No. 2, and the Q1 2021 Financial Statements and Q2 2021 Financial Statements will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The Company determined that none of the above changes had any impact on its previously reported total assets, results of operations or cash flows or on its cash position and cash held in the trust account established in connection with the IPO.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting during and since the Affected Periods related to the accounting for complex financial instruments, and that the Company’s disclosure controls and procedures were not effective as of December 31, 2020, March 30, 2021, June 30, 2021, or September 30, 2021. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

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

Internal Control and Disclosure Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

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

Except as discussed above and as further described in Note 2 to the financial statements, the Company has not modified or updated disclosures presented in this Amendment from the Original Filing. Accordingly, the Amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Filing. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in the First Amended Filing.

As described elsewhere in this Amendment, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

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

The restatement of our financial statements in May 2021 and December 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in the Company’s reported financial information and could subject the Company to civil or criminal penalties or shareholder litigation. The Company could face monetary judgments, penalties or other sanctions that could have a material adverse effect on the Company’s business, financial condition and results of operations and could cause its stock price to decline.

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

As a result of such material weakness, the restatement and the change in accounting for complex financial instruments we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our First Amended Filing. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all of the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on our trust account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income (loss) per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing net loss less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period presented.

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

In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to a material weakness in internal controls over financial reporting over the accounting for complex financial instruments, our disclosure controls and procedures were not effective as December 31, 2020.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all of our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Other than as noted below, during the period from July 7, 2020 (inception) through December 31, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for complex financial instruments, as described in Note 2 to the Financial Statements titled “Restatement of Previously Issued Financial Statements.”

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

		Class A Common Stock		Class B Common Stock
	Name and Address of Beneficial Owner (1)(2)	Number of Shares Beneficially Owned	Percentage of Class A Common Stock	Number of Shares Beneficially Owned	Percentage of Class B Common Stock
Falcon Edge Capital, LP(3)		5,340,000	12.9%	—	—
BlueCrest Capital Management Ltd(4)		2,350,000	5.7%	—	—
Integrated Core Strategies (US) LLC(5)		2,079,513	5.0%	—	—
Equity Distribution Sponsor LLC(6)		—	—	10,242,000	99.0%
Sam Zell(6)		—	—	10,242,000	99.0%
Bill Galvin		—	—	—	—%
Philip Tinkler		—	—	—	—%
Joseph Miron		—	—	—	—%
Robert W. Grubbs		—	—	36,000	* %
Ellen Havdala		—	—	—	—%
Bill Simon		—	—	36,000	* %
Charles Swoboda		—	—	36,000	* %
All officers and directors as a group (eight individuals)		—	—	10,350,000	100%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is Two North Riverside Plaza, Suite 600, Chicago, IL 60606.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial Business Combination.
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

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 15, 2020, between the Company and Credit Suisse Securities (USA) LLC(1)

3.1	Amendment to Certificate of Incorporation(1)

3.2	Amended and Restated Certificate of Incorporation(1)

3.3	Amended and Restated Bylaws(1)

4.1	Warrant Agreement, dated September 18, 2020, between the Company and Continental Stock Transfer & Trust Company(1)

4.2	Description of Securities

10.1	Investment Management Trust Agreement, dated September 18, 2020, between the Company and Continental Stock Transfer & Trust Company(1)

10.2	Registration and Stockholder Rights Agreement, dated September 18, 2020, between the Company and Equity Distribution Sponsor LLC(1)

10.3	Private Placement Warrants Purchase Agreement, dated September 15, 2020, between the Company and Equity Distribution Sponsor LLC(1)

10.4	Administrative Services Agreement between the Company and Equity Distribution Sponsor LLC(1)

10.5	Letter Agreement, dated September 18, 2020, between the Company and Equity Distribution Sponsor LLC(1)

10.6	Letter Agreement between the Company and each of the Company’s directors and officers(1)

10.7	Securities Subscription Agreement, dated July 14, 2020, between the Company and Equity Distribution Sponsor LLC(2)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(g) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Definition Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 21, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 28, 2020 and incorporated by reference herein.

Item 16.	Form 10-K/A Summary.

Not applicable.

EQUITY DISTRIBUTION ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of Equity Distribution Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Equity Distribution Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the period from July 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 16, 2021, except for the effects of the restatement discussed in Note 2—Amendment 1 as to which the date is May 24, 2021, and the effects of the restatement discussed in Note 2—Amendment 2 as to which the date is December 22, 2021

EQUITY DISTRIBUTION ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$882,702
Prepaid expenses	262,556

Total Current Assets	1,145,258

Marketable securities held in Trust Account	414,118,187

TOTAL ASSETS	$415,263,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$219,312

Total Current Liabilities	219,312

Warrant liability	36,969,466
Deferred underwriting payable	14,490,000

Total Liabilities	51,678,778

Commitments
Class A common stock subject to possible redemption 41,400,000 shares at redemption value	414,020,869

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 41,400,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	—
Accumulated deficit	(50,437,237)

Total Stockholders’ Deficit	(50,436,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$415,263,445

The accompanying notes are an integral part of the financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$2,993,724

Loss from operations	(2,993,724)

Other income (expense):
Interest earned on marketable securities held in Trust Account	103,994
Change in fair value of warrant liability	1,652,267
Transaction costs associated with Initial Public Offering	(1,477,685)
Unrealized gain on marketable securities held in Trust Account	14,193

Other expense, net	292,769

Loss before provision for income taxes	(2,700,955)

Provision for income taxes	—
Net loss	$(2,700,955)

Weighted average shares outstanding, Class A common stock	25,178,947

Basic and diluted net loss per share, Class A common stock	$(0.08)

Weighted average shares outstanding, Class B common stock	9,821,053

Basic and diluted net loss per common share, Class B common stock	$(0.08)

The accompanying notes are an integral part of the financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance – July 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000
Accretion of Class A common stock to redemption value	—	—	—	—	(23,965)	(47,688,160)	(47,712,125)
Net income	—	—	—	—	—	546,045	546,045

Balance – September 30, 2020	—	$—	10,350,000	$1,035	$—	$(47,142,115)	$(47,141,080)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(48,122)	(48,122)
Net loss	—	—	—	—	—	(3,247,000)	(3,247,000)

Balance – December 31, 2020	—	$—	10,350,000	$1,035	$—	$(50,437,237)	$(50,436,202)

The accompanying notes are an integral part of the financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(2,700,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(103,994)
Change in fair value of warrant liability	(1,652,267)
Warrant liability in excess of purchase price of private warrants	2,535,733
Transaction costs associated with Initial Public Offering	1,477,685
Unrealized gain on marketable securities held in Trust Account	(14,193)
Changes in operating assets and liabilities:
Prepaid expenses	(262,556)
Accrued expenses	219,312

Net cash used in operating activities	(501,235)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000
Proceeds from sale of private placement warrants	10,280,000
Proceeds from promissory note – related party	157,250
Repayment of promissory note – related party	(157,250)
Payment of offering costs	(616,063)

Net cash provided by financing activities	415,383,937

Net Change in Cash	882,702
Cash – Beginning of period	—

Cash – End of period	$882,702

Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$414,000,000

Change in value of Class A common stock subject to possible redemption	$20,869

Initial classification of warrant liability	$38,621,733

Deferred underwriting fee payable	$14,490,000

Payment of offering costs by the Sponsor in exchange for the issuance of Class B common stock to the Sponsor	$25,000

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

Amendment 1

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

Amendment 2

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro-rata between Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro-rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

	As Previously Reported in Form 10-K	Adjustments (Amendment 1)	As Restated in Form 10K/A (Amendment 1)	Adjustments (Amendment 2)	As Restated in Form 10K/A (Amendment 2)
Balance sheet as of September 18, 2020
Warrant Liability	$—	$38,621,733	$38,621,733	$—	$38,621,733
Common Shares Subject to Possible Redemption	395,891,920	(38,621,733)	357,270,187	56,729,813	414,000,000
Class A Common Shares	181	386	567	(567)	—
Additional Paid-in Capital	5,000,801	4,013,032	9,013,833	(9,013,833)	—
Accumulated Deficit	(2,013)	(4,013,418)	(4,015,431)	(47,715,413)	(51,730,844)

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$33,871,466	$33,871,466	$—	$33,871,466
Common Shares Subject to Possible Redemption	395,703,124	(33,871,466)	361,831,658	52,141,089	413,972,747
Class A Common Shares	183	338	521	(521)	—
Additional Paid-in Capital	5,189,595	(737,187)	4,452,408	(4,452,408)	—
(Accumulated Deficit)/ Retained Earnings	(190,804)	736,849	546,045	(47,688,160)	(47,142,115)

Balance sheet as of December 31, 2020
Warrant Liability	$—	$36,969,466	$36,969,466	$—	$36,969,466
Common Shares Subject to Possible Redemption	395,554,128	(36,969,466)	358,584,662	55,436,207	414,020,869
Class A Common Shares	185	369	554	(554)	—
Additional Paid-in Capital	5,338,589	2,360,782	7,699,371	(7,699,371)	—
Accumulated Deficit	(339,804)	(2,361,151)	(2,700,955)	(47,736,282)	(50,437,237)

Statement of Operations for the Period from July 7, 2020 (inception) to September 30, 2020 (unaudited)
Formation and operating costs	$171,221	$2,535,733	$2,706,954	$—	$2,706,954
Loss from operations	(171,221)	(2,535,733)	(2,706,954)	—	(2,706,954)
Change in fair value of warrant liability	—	4,750,267	4,750,267	—	4,750,267
Transaction costs associated with Initial Public Offering	—	(1,477,685)	(1,477,685)	—	(1,477,685)
Other income (expense), net	(27,253)	3,272,582	3,245,329	—	3,245,329
Net (loss) income	(190,804)	736,849	546,045	—	546,045
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	—	35,727,019	35,727,019	(35,727,019)	—
Basic and diluted net income (loss) per share, common stock subject to possible redemption	—	(0.00)	(0.00)	—	—
Weighted average shares outstanding, basic and diluted common shares	9,480,123	586,659	10,066,782	(10,066,782)	—
Basic and diluted net (loss) income per share	(0.02)	0.07	0.05	(0.05)	—
Weighted average shares outstanding of Class A common stock	—	—	—	6,288,608	6,288,608
Basic and diluted net income per share, Class A common stock	—	—	—	0.04	0.04
Weighted average shares outstanding of Class B common stock	—	—	—	9,205,063	9,205,063
Basic and diluted net income per share, Class B common stock	—	—	—	0.04	0.04

Statement of Operations for the Period from July 7, 2020 (inception) to December 31, 2020
Formation and operating costs	$457,991	$2,535,733	$2,993,724	—	$2,993,724
Loss from operations	(457,991)	(2,535,733)	(2,993,724)	—	(2,993,724)
Change in fair value of warrant liability		1,652,267	1,652,267	—	1,652,267
Transaction costs associated with Initial Public Offering	—	(1,477,685)	(1,477,685)	—	(1,477,685)
Other income (expense), net	118,187	174,582	292,769	—	292,769
Net loss	(339,804)	(2,361,151)	(2,700,955)	—	(2,700,955)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	39,574,795	(3,441,510)	36,133,285	(36,133,285)	—
Basic and diluted net income (loss) per share, common stock subject to possible redemption	0.00	0.00	0.00	—	—
Weighted average shares outstanding, basic and diluted	10,931,119	2,093,082	13,024,201	(13,024,201)	—
Basic and diluted net loss per share	(0.03)	(0.18)	(0.21)	0.21	—
Weighted average shares outstanding of Class A common stock	—	—	—	25,178,947	25,178,947
Basic and diluted net loss per share, Class A common stock	—	—	—	(0.08)	(0.08)
Weighted average shares outstanding of Class B common stock	—	—	—	9,821,053	9,821,053
Basic and diluted net loss per share, Class B common stock	—	—	—	(0.08)	(0.08)

Statement of Change in Stockholders’ Equity (Deficit) for the Period from July 7, 2020 (inception) to September 30, 2020 (unaudited)
Sale of 41,400,000 Units net of underwriting discounts	$390,584,797	$(24,328,315)	$366,256,482	$(366,256,482)	$—
Sale of 6,853,333 private placement warrants	10,280,000	(10,280,000)	—	—	—
Class A common stock subject to possible redemption	(395,699,167)	33,871,128	(361,828,039)	361,828,039	—
Accretion of Class A common stock to redemption value	—	—	—	(47,712,125)	(47,712,125)
Total stockholders’ equity (deficit)	5,009,009	—	5,000,009	(52,141,089)	(47,141,080)

Statement of Change in Stockholders’ Equity (Deficit) for the Period from July 7, 2020 (inception) to December 31, 2020
Sale of 41,400,000 Units, net of underwriting discounts	$390,584,797	$(24,328,315)	$366,256,482	$(366,256,482)	$—
Sale of 6,853,333 private placement warrants	10,280,000	(10,280,000)	—	—	—
Class A common stock subject to possible redemption	(395,550,173)	36,969,097	(358,581,076)	358,581,076	—
Accretion of Class A common stock to redemption value	—	—	—	(47,760,247)	(47,760,247)
Total stockholders’ equity (deficit)	5,000,005	—	5,000,005	(55,436,207)	(50,436,202)

Statement of Cash Flows for the Period from July 7, 2020 (inception) to September 30, 2020 (unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(190,804)	$736,849	$546,045	$—	$546,045
Transaction costs associated with Initial Public Offering	—	1,477,685	1,477,685	—	1,477,685
Warrant liability in excess of purchase prices of private warrants	—	2,535,733	2,535,733	—	2,535,733
Change in fair value of warrant liability	—	(4,750,267)	(4,750,267)	—	(4,750,267)
Non-Cash Investing and Financing activities:
Initial classification of Class A common stock subject to possible redemption	395,891,920	(38,621,733)	357,270,187	56,729,813	414,000,000
Change in value of Class A common stock subject to possible redemption	(188,796)	4,750,267	4,561,471	(4,588,724)	(27,253)
Initial classification of warrant liability	—	38,621,733	38,621,733	—	—

Statement of Cash Flows for the Period from July 7, 2020 (inception) to December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(339,804)	$(2,361,151)	$(2,700,955)	—	$(2,700,955)
Transaction costs associated with Initial Public Offering	—	1,477,685	1,477,685	—	1,477,685
Warrant liability in excess of purchase prices of private warrants	—	2,535,733	2,535,733	—	2,535,733
Change in fair value of warrant liability	—	(1,652,267)	(1,652,267)	—	(1,652,267)
Non-Cash Investing and Financing activities:
Initial classification of Class A common stock subject to possible redemption	395,891,920	(38,621,733)	357,270,187	56,729,813	414,000,000
Change in value of Class A common stock subject to possible redemption	(337,792)	1,652,267	1,314,475	(1,293,606)	20,869
Initial classification of warrant liability	—	38,621,733	38,621,733	—	38,621,733

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

Class A Common Stock Subject to Possible Redemption (Restated, see Note 2 – Amendment 2)

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

As of December 31, 2020, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(25,806,000)
Class A common stock issuance costs	(21,933,378)
Plus:
Accretion of carrying value to redemption value	47,760,247

Class A common stock subject to possible redemption	$414,020,869

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro-rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 20,653,333 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

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

Net Loss per Common Share (Restated, see Note 2 – Amendment 2)

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 shares of Class A common stock in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Period from July 7, 2020 (Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(1,943,063)	$(757,892)
Denominator:
Basic and diluted weighted average shares outstanding	25,178,947	9,821,053

Basic and diluted net loss per common share	$(0.08)	$(0.08)

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

December 22, 2021	EQUITY DISTRIBUTION ACQUISITION CORP.

	By:	/s/ William A. Galvin
Name: William A. Galvin
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sam Zell	Chairman of the Board of Directors	December 22, 2021
Sam Zell

/s/ William A. Galvin	Chief Executive Officer and Director	December 22, 2021
William A. Galvin	(Principal Executive Officer)

/s/ Philip Tinkler	Chief Financial Officer	December 22, 2021
Philip Tinkler	(Principal Financial and Accounting Officer)

/s/ Robert W. Grubbs	Director	December 22, 2021
Robert W. Grubbs

/s/ Ellen Havdala	Director	December 22, 2021
Ellen Havdala

/s/ Bill Simon	Director	December 22, 2021
Bill Simon

/s/ Charles Swoboda	Director	December 22, 2021
Charles Swoboda