Form 10-Q/A
period 2021-09-30
Equity Distribution Acquisition Corp.
filed 2021-12-22
CIK 1818221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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

EQUITY DISTRIBUTION ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2021 (Unaudited) and for the Period from July 7, 2020 (Inception) through September 30, 2020 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 (Unaudited) and for the Period from July 7, 2020 (Inception) through September 30, 2020 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and for the Period from July 7, 2020 (Inception) through September 30, 2020 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	19
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

i

EXPLANATORY NOTE
Equity Distribution Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q/A
for the quarterly period September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2021 (the “Original Quarterly Report”).
Background of Restatement
Upon internal review, management noted that all of the shares held by the public stockholders (“Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC
480-10-S99-3A
provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC
480-10-25-6(b)
provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the shares of Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate net income (loss) pro-rata between Class A and Class B common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
The Company had determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Original Quarterly Report. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Public Shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on December 13, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) audited balance sheet as of September 18, 2020 (the “Post IPO Balance Sheet”) included in the Company’s Annual Report on Form 10-K as of December 31, 2020 for the period from July 7,2020 (inception) through December 31, 2020, originally filed with the SEC on March 17, 2021, as amended on May 24, 2021 (the “First Amended Filing”), (ii) unaudited interim financial statements as of September 30, 2020 and for the period from July 7, 2020 (inception) through September 30, 2020 (the “Q3 2020 Financial Statements”) included in the First Amended Filing, (iii) audited financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020 (the “FY 2020 Financial Statements”) included in the First Amended Filing; (iv) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; and (v) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.
As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet, the Q3 2020 Financial Statements, and the FY 2020 Financial Statements are being restated in an amendment to the Company’s Annual Report on Form 10-K/A, and the Q1 2021 Financial Statements and Q2 2021 Financial Statements will be restated in this Quarterly Report.
The Company determined that none of the above changes had any impact on its previously reported total assets, results of operations or cash flows or on its cash position and cash held in the trust account established in connection with the Company’s Initial Public Offering.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form
10-Q,
a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this
Form 10-Q/A.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	( Restated )
ASSETS
Current assets
Cash	$712,556	$882,702
Prepaid expenses	160,391	262,556

Total Current Assets	872,947	1,145,258
Marketable securities held in Trust Account	414,083,323	414,118,187

TOTAL ASSETS	$414,956,270	$415,263,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,027,550	$219,312
Promissory note – related party	750,000	—

Total Current Liabilities	1,777,550	219,312
Warrant liability	18,588,000	36,969,466
Deferred underwriting fee payable	14,490,000	14,490,000

TOTAL LIABILITIES	34,855,550	51,678,778

Commitments and Contingencies
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 41,400,000 shares issued and outstanding, subject to possible redemption at redemption value as of September 30, 2021 and December 31, 2020	414,000,000	414,020,869
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding, as of September 30, 2021 and December 31, 2020	1,035	1,035
Accumulated deficit	(33,900,315)	(50,437,237)

Total Stockholders’ Deficit	(33,899,280)	(50,436,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$414,956,270	$415,263,445

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from July 7, 2020 (Inception) Through September 30, 2020 ( Restated )
Operating and formation costs	$195,687	$1,951,774	$171,221

Loss from operations	(195,687)	(1,951,774)	(171,221)

Other income
Interest earned on marketable securities held in Trust Account	34,042	104,230	9,267
Unrealized gain (loss) on marketable securities held in Trust Account	16,008	(1,467)	(36,520)
Change in fair value of warrant liability	5,782,933	18,381,466	4,750,267
Warrant liability in excess of purchase price of private warrants	—	—	(2,535,733)
Transaction costs associated with the Initial Public Offering	—	—	(1,477,685)

Total other income, net	5,832,983	18,484,229	709,596

Income before benefit from (provision for) income taxes	5,637,296	16,532,455	538,375

(Provision for) Benefit from income taxes	(15,000)	(16,402)	7,670

Net income	$5,622,296	$16,516,053	$546,045

Weighted average shares outstanding of Class A common stock	41,400,000	41,400,000	6,288,608

Basic and diluted net income per share, Class A common stock	$0.11	$0.32	$0.04

Weighted average shares outstanding of Class B common stock	10,350,000	10,350,000	9,205,063

Basic and diluted net income per share, Class B common stock	$0.11	$0.32	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)(Restated)
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

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2021	For the Period from July 7, 2020 (Inception) through September 30, 2020 (Restated)
Cash Flows from Operating Activities:
Net income	$16,516,053	$546,045
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(104,230)	(9,267)
Unrealized loss on marketable securities held in Trust Account	1,467	36,520
Change in fair value of warrant liability	(18,381,466)	(4,750,267)
Warrant liability in excess of purchase price of Private Placement Warrants	—	2,535,733
Transaction costs associated with Initial Public Offering	—	1,477,685
Deferred tax benefit	—	(7,670)
Changes in operating assets and liabilities:
Prepaid expenses	102,165	(307,941)
Accrued expenses	808,238	162,749

Net cash used in operating activities	(1,057,773)	(316,413)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(414,000,000)
Cash withdrawn from Trust Account to pay franchise and i n come taxes	137,627	—

Net cash provided by (used in) investing activities	137,627	(414,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	405,720,000
Proceeds from sale of Private Placement Warrants	—	10,280,000
Proceeds from promissory note – related party	750,000	157,250
Repayment of promissory note – related party	—	(157,250)
Payment of offering costs	—	(576,565)

Net cash provided by financing activities	750,000	415,423,435
Net Change in Cash	(170,146)	1,107,022
Cash – Beginning	882,702	—

Cash – Ending	$712,556	$1,107,022

Supplemental cash flow information:
Cash paid for income taxes	$16,402	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$39,498

Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000

Initial classification of Class A common stock subject to possible redemption	$—	$414,000,000

Change in value of Class A common stock subject to possible redemption	$(20,869)	$(27,253)

Deferred underwriting fee payable	$—	$14,490,000

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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than
$5,000,001
. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata between Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021
Class A common stock subject to possible redemption	$372,102,380	$42,029,494	$414,131,874
Class A common stock	$419	$(419)	$—
Retained earnings (accumulated deficit)	$4,998,556	$(42,029,075)	$(37,030,519)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(42,029,494)	$(37,029,484)
Balance Sheet as of June 30, 2021
Class A common stock subject to possible redemption	$369,478,420	$44,521,580	$414,000,000
Class A common stock	$445	$(445)	$—
Retained earnings (accumulated deficit)	$4,998,524	$(44,521,135)	$(39,522,611)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(44,521,580)	$(39,521,576)
Statement of Operations for the three months ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	35,856,659	(35,856,659)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	15,893,341	(15,893,341)	—
Basic and diluted net income (loss) per share, Class A redeemable common stock	(0.00)	0.00	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.85	$(0.85)	$—
Weighted average shares outstanding of Class A common stock	—	41,400,000	41,400,000
Basic and diluted net income per share, Class A common stock	$—	$0.26	$0.26
Weighted average shares outstanding of Class B common stock	—	10,350,000	10,350,000
Basic and diluted net income per share, Class B common stock	$—	$0.26	$0.26
Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	37,210,238	(37,210,238)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	14,539,762	(14,539,762)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.18)	$0.18	$—
Weighted average shares outstanding of Class A common stock	—	41,400,000	41,400,000
Basic and diluted net income (loss) per share, Class A common stock	$—	$(0.05)	$(0.05)
Weighted average shares outstanding of Class B common stock	—	10,350,000	10,350,000
Basic and diluted net income (loss) per share, Class B common stock	$—	$(0.05)	$(0.05)
Statement of Operations for the six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	36,405,265	(36,405,265)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	15,212,812	(15,212,812)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.72	$(0.72)	$—
Weighted average shares outstanding of Class A common stock	—	41,400,000	41,400,000
Basic and diluted net income per share, Class A common stock	$—	$0.21	$0.21
Weighted average shares outstanding of Class B common stock	—	10,350,000	10,350,000
Basic and diluted net income per share, Class B common stock	$—	$0.21	$0.21
Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021
Class A common stock subject to possible redemption	$(13,517,718)	$13,517,718	$—
Accretion for Class A common stock to redemption value	$—	$(111,005)	$(111,005)
Total stockholders’ equity (deficit)	$5,000,010	$(42,029,494)	$(37,029,484)
Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021
Class A Common stock subject to possible redemption	$2,623,960	$(2,623,960)	$—
Accretion for Class A common stock to redemption value	$—	$131,874	$131,874
Total stockholders’ equity (deficit)	$5,000,004	$(44,521,580)	$(39,521,576)
Statement of Cash Flows for the Three Months Ended March 31, 2021
Non-Cash investing and financing activities
Change in value of Class A common stock subject to possible redemption	$4,998,556	$(4,887,551)	$111,005
Statement of Cash Flows for the Three Months Ended June 30, 2021
Non-Cash investing and financing activities
Change in value of Class A common stock subject to possible redemption	$10,893,758	$(10,914,627)	$(20,869)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period
s
presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form
10-K,
Amendment No. 2, as filed with the SEC on December
 22
, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any other future periods.
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
At September 30, 2021 and December 31, 2020, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(25,806,000)
Class A common stock issuance costs	(21,933,378)
Plus:
Accretion of carrying value to redemption value	47,760,247

Class A common stock subject to possible redemption at December 31, 2020	$414,020,869
Remeasurement of carrying value to redemption value	(20,869)

Class A common stock subject to possible redemption at September 30, 2021	$414,000,000

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
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income
 p
er common share for the periods presented
.
The following table reflects the calculation of basic and diluted net income

p
er common
share (in dollars, except per share amounts):

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
Restatement of Previously Issued Financial Statements
This Management’s Discussion and Analysis of Financial Condition has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable common stock as temporary equity and recognizes a remeasurement from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Additionally, this material weakness could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
Other than as noted, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form10-K/A filed with the SEC on the date hereof. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual report on Form 10-K/A for the year ended December 31, 2020.
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

EQUITY DISTRIBUTION ACQUISITION CORP.

Date: December 22, 2021	By:	/s/ William A. Galvin
	Name:	William A. Galvin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 22, 2021	By:	/s/ Philip Tinkler
	Name:	Philip Tinkler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)