Form 10-K
period 2021-12-31
Equity Distribution Acquisition Corp.
filed 2022-02-24
CIK 1818221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
,
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
of the Exchange Act).    Yes ☒    No ☐
The registrant’s Units began trading on the New York Stock Exchange on September 16, 2020 and the registrant’s shares of Class A common stock began separate trading on the New York Stock Exchange on November 6, 2020. The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2021, was $354,109,200.
As of February 22, 2022, there wer
e 41,400,000 shares of Class A common stock, $0.0001 par value per share, and 10,350,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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
Founders
Our Chairman is Sam Zell, investor, entrepreneur, and founder of the private investment firm, Equity Group Investments (“EGI”). Mr. Zell has a
50-year
track record of founding multi-billion-dollar companies and growing many others, turning around troubled assets, leading industry consolidations, and bringing companies to the public markets. He has had an overarching impact on numerous industries.
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
In addition, Mr. Zell served as Chair of Covanta Holding Corporation (
formerly
NYSE: CVA), an international energy-from-waste company from 2005 to November 2021, when it was acquired by EQT Infrastructure. He previously served as Chair of Adams Respiratory Therapeutics, the creator of Mucinex, and Jacor, which led the U.S. radio industry’s consolidation in the 1990s.
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
We believe the rapid pace of change, accelerated by increasing proliferation of technology, will drive a wave of consolidation within the industry. Furthermore, in order to keep pace with larger competitors, smaller players are under pressure to make material investments in technology, requiring significant financial resources and management expertise. The global supply chain volatility in recent years has also challenged many companies’ ability to predict and meet demand while managing through dynamic market pressures. This volatility and inflationary environment is challenging organizations to consider alternative long-term strategies. We intend to focus on companies that have the ability to competitively differentiate themselves based on a combination of service, technology, innovation and / or market position.
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

Mr. Bill Simon was appointed to our Board of Directors in connection with our initial public offering. Mr. Simon most recently served as Executive Vice President of Walmart and as President and Chief Executive Officer of Walmart U.S. from 2010 to 2014, and he remained a consultant to the firm through February 2015. As Chief Executive Officer, Mr. Simon was responsible for over $280 billion in revenue and 1.2 million associates. During his tenure at Walmart, Mr. Simon also served as Executive Vice President and Chief Operating Officer of Walmart U.S. and Executive Vice President of Professional Services and New Business Development. He also led the team that created and launched Walmart’s $4 prescription drug program. Mr. Simon is also a passionate supporter of veterans and was instrumental in Walmart’s pledge to hire any returning veteran. Prior to joining Walmart, Mr. Simon held several senior positions: Brinker International, Diageo, CadburySchweppes, PepsiCo and RJR-Nabisco. Mr. Simon served on the boards of Anixter, Agrium, Academy Sports and Outdoors Inc., Drizly, GameStop, and Chico’s and currently serves on the boards of Darden Restaurants, an American multi-brand restaurant operator of several recognizable brands in full-service dining; and Hanesbrands Inc., a multinational clothing company. Mr. Simon also serves as an advisor to KKR, an investment firm. He is also the Founder and President of the investment and consulting firm WSS Venture Holdings. Mr. Simon also served as a Member of the Baylor University Board of Regents as well as Executive in Residence and a member of the Faculty of the Baylor School of Business from 2015-2020.
Mr. Simon also served in the public sector as Secretary of the Florida Department of Management Services appointed by Governor Jeb Bush. In this role, Mr. Simon was responsible for the state’s operations and administrative functions, including health care benefits, human resources, the Florida retirement system, facilities management and real estate.
Mr. Simon served 25 years in the U.S. Navy and Naval Reserves. While on active duty, he received commendations for combat service in the Grenada conflict as well as for service as part of a Multi-National Peacekeeping force in Beirut, Lebanon. As a reservist, he was the Commanding Officer of a Mobile Mine Assembly Group and Executive Officer aboard a Minesweeper.
Mr. Simon received his BA and MBA from the University of Connecticut.
Mr. Charles Swoboda was appointed to our Board of Directors in connection with our initial public offering. Mr. Swoboda is currently the president and CEO of Vast Therapeutics, president of Cape Point Advisors and has served as the innovator-in-resident
at Marquette University since 2019. Mr. Swoboda retired as Chairman and CEO of Cree in October of 2017, having led the company through an LED lighting revolution, a period of tremendous technological change within the lighting industry. During Mr. Swoboda’s tenure, Cree grew from just over $6 million in annual revenue in 1993 to more than $1.6 billion in 2016. In 2017, Mr. Swoboda founded Cape Point Advisors, a consulting company focused on innovation and technology disruption. Mr. Swoboda served on the board of Anixter and currently serves on the boards of Lonerider Brewing Company, a craft brewery; Vesper, a provider of MEMS microphones; and KNOW Bio, a life sciences company focused on a wide array of therapeutic applications. Ernst & Young named Mr. Swoboda Entrepreneur of the Year for the Carolinas in 2010, MIT Technology Review named Cree one of their 50 Smartest Companies for 2014, and Fast Company named Cree one of the World’s 50 Most Innovative Companies in 2015. Mr. Swoboda is the author of “The Innovator’s Spirit: Discover the Mindset to Pursue the Impossible,” a book on innovation. Mr. Swoboda graduated from Marquette University with a BS in Electrical Engineering.
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
We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination. We have filed a Registration Statement on Form
8-A
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
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, the Company had approximately $0.6 million in its operating bank account and working capital deficit of approximately $1.1 million. Further, the Company has incurred, and expects to continue to incur, significant costs in pursuit of the Company’s acquisition plans. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, we intend to borrow additional amounts under the Second Promissory Note, under which $1,750,000 remained available to be drawn as of December 31, 2021. The Second Promissory Note is non-interest bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of our initial Business Combination.
If the Company fully draws down on the Second Promissory Note and requires additional funds for working capital purposes, the sponsor, an affiliate of the sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. Management believes that the sponsor or an affiliate of the sponsor will provide such additional working capital loans if necessary for the Company to maintain sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a Business Combination or September 18, 2022 (the “Liquidation Date”). However, if the Company needs to raise additional capital and is unable to do so, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or if at all. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of the financial statements contained elsewhere in this Annual Report if a Business Combination is not consummated. The financial statements contained elsewhere in this Annual Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
In December 2019, a novel strain of coronavirus
(COVID-19)
was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the coronavirus, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” Outbreaks of
COVID-19
and its variants have adversely affected, and other events (such as terrorist attacks, natural disasters, significant outbreak of other infectious diseases or other
COVID-19
variants) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to
COVID-19
and its variants continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
and its variants impact our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the
COVID-19
pandemic and the actions to contain
COVID-19
and its variants or treat its impact, among others. If the disruptions posed by
COVID-19,
its variants or other events (such as terrorist attacks, natural disasters, significant outbreak of other infectious diseases or other
COVID-19
variants) continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected. Finally, the outbreak of
COVID-19
and its variants may also have the effect of heightening many of the other risks described in this “Risks Factors” section.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19,
its variants and other events (such as terrorist attacks, natural disasters, significant outbreak of other infectious diseases or
COVID-19
variants), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.
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
We have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in
capital, accumulated deficit and related financial disclosures for the affected periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2” of the financial statements on Form
10K-A,
as filed on December 22, 2021, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report..
We have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation
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
for the year ended December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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
Holders
On February 22, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, four holders of record of our Class B common stock and two holders of record of our warrants.
Dividends
None.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
10-K.
Overview
We are a blank check company formed under the laws of the State of Delaware on July 7, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through December 31, 2021, were organizational activities, those necessary to prepare for the initial public offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $19,597,699, which consists of the change in fair value of warrant liability of $21,686,000, interest earned on marketable securities held in our trust account of $141,952 and an unrealized gain on marketable securities held in our trust account of $4,753 offset by operating and formation costs of $2,235,006, which are comprised primarily of fees for legal, financial reporting, accounting and auditing compliance, due diligence, consulting and franchise taxes.
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
Liquidity and Capital Resources
Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of Class B common stock by our sponsor and loans from our sponsor, as described in Note 5. Related Party Transactions to our financial statements.
On September 18, 2020, we consummated the initial public offering of 41,400,000 units at a price of $10.00 per units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 5,400,000 units , generating gross proceeds of $414,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 6,853,333 private placement warrants at a price of $1.50 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $10,280,000.
For the year ended December 31, 2021, cash used in operating activities was $1,186,212. Net income of $19,597,699 was attributable to the change in fair value of warrant liability of $21,686,000 and interest earned on marketable securities held in our trust account of $141,952 and an unrealized gain on marketable securities held in our trust account of $4,753 offset by changes in operating assets and liabilities, which provided $1,048,794 in cash from operating activities.
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
As of December 31, 2021, we had cash and marketable securities held in our trust account of $414,127,265. We intend to use substantially all of the funds held in our trust account, including any amounts representing interest earned on our trust account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the year ended December 31, 2021, cash withdrawn from our trust account to pay franchise and income taxes totaled $137,627. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had cash of $584,117 outside of our trust account. We intend to use the funds held outside our trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, we intend to borrow additional amounts under the Second Promissory Note, under which $1,750,000 remained available to be drawn as of December 31, 2021. The Second Promissory Note is non-interest bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of our initial Business Combination.
If we fully draw down on the Second Promissory Note and require additional funds for working capital purposes, the sponsor, an affiliate of the sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. If we complete a Business Combination, we would repay such additional loaned amounts, without interest, upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if we do need to raise additional capital and are unable to, then we may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Going Concern
In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the we be unable to complete a business combination, raises substantial doubt about the our ability to continue as a going concern. We have until September 18, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 18, 2022.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
On June 29, 2021, we issued an unsecured promissory note to our sponsor (the “Second Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $2,500,000. The Second Promissory Note is non-interest
bearing and payable on the earlier of (i) September 18, 2022, or (ii) the consummation of the Initial Business Combination. As of December 31, 2021, the outstanding balance under the Second Promissory Note was $750,000 and the remaining amount available to be drawn was $1,750,000.
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the Second Promissory Note and an agreement to pay an affiliate of the sponsor a monthly fee of $10,000 for office space and administrative support to the Company. We began incurring these fees on September 15, 2020, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.
The underwriters are entitled to a deferred fee of $0.35 per units, or $14,490,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the trust account and released to the underwriters only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination. Up to 50% of the deferred underwriting commissions may be paid at the sole discretion of our management team to the underwriters in the allocations determined by our management team and/or to third parties not participating in the initial public offering (but who are members of the Financial Industry Regulatory Authority) that assist us in consummating its initial Business Combination.
Critical Accounting Policies
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible conversion in accordance with the authoritative guidance in FASB Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”). Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.
Warrant Liabilities
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, and ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent balance sheet date thereafter while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss within change in fair value of warrant liability on the statements of operations. The fair value of the warrants was initially estimated using a Monte Carlo Simulation approach. Subsequent measurement of the fair value of the warrants was estimated using the publicly traded price of our warrants.
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
Item 8. Financial Statements and Supplementary Data
This information appears following Item 15 of this Report and is included herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.
Management has implemented steps to remediate the material weakness identified. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of this Report, our directors and executive officers are as follows:

Name	Age	Position
Sam Zell	80	Chairman of the Board of Directors
Bill Galvin	59	Chief Executive Officer and Director
Philip Tinkler	56	Chief Financial Officer
Joseph Miron	53	Secretary
Robert W. Grubbs	65	Director
Ellen Havdala	56	Director
Bill Simon	62	Director
Charles Swoboda	55	Director
Sam Zell
is a founder and has served as Chairman of the Board of the Company since July 2020. Mr. Zell is the founder of Equity Group Investments, the private investment firm in Chicago he started more than 50 years ago. EGI invests opportunistically across industries and geographies throughout the capital structure. EGI’s current portfolio investments are in energy, waste and infrastructure, transportation and logistics, manufacturing, communications, healthcare, agribusiness, and real estate. EGI provides flexible capital and employs an engaged ownership approach to maximize the potential of its investments. In addition to his role as Chairman of the Company and EGI, Mr. Zell chairs three additional companies listed on the New York Stock Exchange: Equity Residential, a leading apartment REIT; Equity LifeStyle Properties, a manufactured home community and resort REIT; and Equity Commonwealth, an office REIT. Mr. Zell previously served as the Chairman of Covanta Holding Corporation, an international owner/operator of energy-from-waste and power generation facilities, from 2005 to November 2021. Mr. Zell also previously served as the Chairman of Anixter, a leading global provider of communications, security, and wire and cable products from 1986 through June 2020. Mr. Zell holds a JD degree and a BA degree from the University of Michigan. In 2017, Forbes recognized Mr. Zell as one of the 100 Greatest Living Business Minds.
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

Philip Tinkler
has served as Chief Financial Officer of the Company since July 2020. Mr. Tinkler is also the Chief Financial Officer of EGI and the Chief Financial Officer of Chai Trust Company, LLC (corporate trustee for the Zell family trusts). He serves as the chairman of the board of Veridiam, Inc., a specialty alloy manufacturer serving the nuclear power, medical, aerospace and industrial markets. He also serves on the board of EGI portfolio company Ardent Health Services, a provider of hospital and healthcare services. Since 1990, Mr. Tinkler has served in various leadership capacities for EGI and its affiliates. Among those roles was Chief Financial Officer of Danielson Holding Corporation, the predecessor of Covanta Holding Corporation, an international owner/operator of energy-from-waste and power generation facilities. Earlier in his career, Mr. Tinkler served as the Chief Executive Officer and Chief Financial Officer of First Capital Financial, LLC, and as the Managing General Partner of the First Capital real estate funds. He began his career at Ernst & Young. Philip holds an MST from DePaul University and a BS from Northern Illinois University.
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

Bill Simon
was appointed to our Board of Directors in connection with our initial public offering. Mr. Simon most recently served as Executive Vice President of Walmart and as President and Chief Executive Officer of Walmart U.S. from 2010 to 2014, and he remained a consultant to the firm through February 2015. As Chief Executive Officer, Mr. Simon was responsible for over $280 billion in revenue and 1.2 million associates. During his tenure at Walmart, Mr. Simon also served as Executive Vice President and Chief Operating Officer of Walmart U.S. and Executive Vice President of Professional Services and New Business Development. He also led the team that created and launched Walmart’s $4 prescription drug program. Mr. Simon is also a passionate supporter of veterans and was instrumental in Walmart’s pledge to hire any returning veteran. Prior to joining Walmart, Mr. Simon held several senior positions: Brinker International, Diageo, CadburySchweppes, PepsiCo and RJR-Nabisco. Mr. Simon served on the boards of Anixter, Agrium, Academy Sports and Outdoors Inc., Drizly, GameStop, and Chico’s and currently serves on the boards of Darden Restaurants, an American multi-brand restaurant operator of several recognizable brands in full-service dining; and Hanesbrands Inc., a multinational clothing company. Mr. Simon also serves as an advisor to KKR, an investment firm. He is also the Founder and President of the investment and consulting firm WSS Venture Holdings. Mr. Simon also served as a Member of the Baylor University Board of Regents as well as Executive in Residence and a member of the Faculty of the Baylor School of Business from 2015-2020.
Mr. Simon also served in the public sector as Secretary of the Florida Department of Management Services appointed by Governor Jeb Bush. In this role, Mr. Simon was responsible for the state’s operations and administrative functions, including health care benefits, human resources, the Florida retirement system, facilities management and real estate.
Mr. Simon served 25 years in the U.S. Navy and Naval Reserves. While on active duty, he received commendations for combat service in the Grenada conflict as well as for service as part of a Multi-National Peacekeeping force in Beirut, Lebanon. As a reservist, he was the Commanding Officer of a Mobile Mine Assembly Group and Executive Officer aboard a Minesweeper.
Mr. Simon received his BA and MBA from the University of Connecticut.
Mr. Simon’s qualifications to serve on our Board include his extensive executive and operating experience in large, complex, retailing and global brand management companies.
Charles Swoboda
was appointed to our Board of Directors in connection with our initial public offering. Mr. Swoboda is currently the president and CEO of Vast Therapeutics, president of Cape Point Advisors and has served as the innovator-in-resident
at Marquette University since 2019. Mr. Swoboda retired as Chairman and CEO of Cree in October of 2017, having led the company through an LED lighting revolution, a period of tremendous technological change within the lighting industry. During Mr. Swoboda’s tenure, Cree grew from just over $6 million in annual revenue in 1993 to more than $1.6 billion in 2016. In 2017, Mr. Swoboda founded Cape Point Advisors, a consulting company focused on innovation and technology disruption. Mr. Swoboda served on the board of Anixter and currently serves on the boards of Lonerider Brewing Company, a craft brewery; Vesper, a provider of MEMS microphones; and KNOW Bio, a life sciences company focused on a wide array of therapeutic applications. Ernst & Young named Mr. Swoboda Entrepreneur of the Year for the Carolinas in 2010, MIT Technology Review named Cree one of their 50 Smartest Companies for 2014, and Fast Company named Cree one of the World’s 50 Most Innovative Companies in 2015. Mr. Swoboda is the author of “The Innovator’s Spirit: Discover the Mindset to Pursue the Impossible,” a book on innovation. Mr. Swoboda graduated from Marquette University with a BS in Electrical Engineering.
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
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement filed in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at
www.sec.gov
. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Conflicts of Interest
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
Availability of Documents
We have filed a copy of our form of Code of Ethics, our audit committee charter, our nominating committee charter and compensation committee charter as exhibits to our registration statement filed with the SEC in connection with our initial public offering. You may review these documents free of charge by accessing our public filings at the SEC’s web site at
www.sec.gov
or by accessing our corporate website at
www.equitydac.com
. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Report. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
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
The following table sets forth information regarding the beneficial ownership of our common stock as of February 22, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)(2)	Number of Shares Beneficially Owned	Percentage of Class A Common Stock	Number of Shares Beneficially Owned	Percentage of Class B Common Stock
Falcon Edge Capital, LP(3)	5,340,000	12.9%	—	—
Anson Funds Management LP(4)	2,969,179	7.2%
Bank of Montreal(5)	2,328,500	5.6%	—	—
Integrated Core Strategies (US) LLC(6)	1,227,334	3.0%	—	—
Equity Distribution Sponsor LLC(7)	—	—	10,242,000	99.0%
Sam Zell(7)	—	—	10,242,000	99.0%
Bill Galvin	—	—	—	—%
Philip Tinkler	—	—	—	—%
Joseph Miron	—	—	—	—%
Robert W. Grubbs	—	—	36,000	* %
Ellen Havdala	—	—	—	—%
Bill Simon	—	—	36,000	* %
Charles Swoboda	—	—	36,000	* %
All officers and directors as a group (eight individuals)	—	—	10,350,000	100%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is Two North Riverside Plaza, Suite 600, Chicago, IL 60606.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial Business Combination.
(3)
According to a Schedule 13G filed on October 13, 2020 on behalf of Falcon Edge Capital, LP. Falcon Edge Capital, LP is the investment manager of certain affiliate funds shares held by such funds. Mr. Richard Gerson serves as the Chairman and Chief Investment Officer of Falcon Edge Capital, LP. Accordingly, Falcon Edge Capital, LP and Richard Gerson have the right or the power to direct the receipt of dividends from, or the proceeds from the sale of the shares. The business address of such holders is 660 Madison Avenue, 19th Floor, New York, New York 10065.

(4)
According to a Schedule 13G filed on February 11, 2022 on behalf of Anson Funds Management LP (d/b/a Anson Funds), a Texas limited partnership, Anson Management GP LLC, a Texas limited liability company, Mr. Bruce R. Winson, the principal of Anson Funds Management LP and Anson Management GP LLC, Anson Advisors Inc., an Ontario, Canada corporation, Mr. Amin Nathoo, a director of Anson Advisors Inc., and Mr. Moez Kassam, a director of Anson Advisors Inc. Anson Funds Management LP and Anson Advisors Inc. serve as co-investment advisors (the “Fund”). Anson Funds Management LP and Anson Advisors Inc. serve as co-investment advisors to the Fund and may direct the vote and disposition of the 2,969,179 shares of Common Stock held by the Fund. As the general partner of Anson Funds Management LP, Anson Management GP LLC may direct the vote and disposition of the 2,969,179 shares of Common Stock held by the Fund. As the principal of Anson Fund Management LP and Anson Management GP LLC, Mr. Winson may direct the vote and disposition of the 2,969,179 shares of Common Stock held by the Fund. As directors of Anson Advisors Inc., Mr. Nathoo and Mr. Kassam may each direct the vote and disposition of the 2,969,179 shares of Common Stock held by the Fund. The business address of the Fund, Anson Management GP LLC and Mr. Winson is 16000 Dallas Parkway, Suite 800 Dallas, Texas 75248. The business address of Anson Advisors Inc., Mr. Nathoo and Mr. Kassam is 155 University Ave, Suite 207 Toronto, M5H 3B7, Ontario, Canada.

(5)
According to a Schedule 13G filed on February 15, 2022 on behalf of Bank of Montreal and BMO Nesbitt Burns Inc. Bank of Montreal and BMO Nesbitt Burns Inc. are the record holders of the shares reported herein. Each of Bank of Montreal and BMO Nesbitt Burns Inc. may be deemed to have sole voting power and sole dispositive power over all of the securities owned. The business address of such holders is 100 King Street West, 21st Floor, Toronto, M5X 1A1, Ontario, Canada.

(6)
According to a Schedule 13G/A filed on February 2, 2022 on behalf of Integrated Core Strategies (US) LLC. Integrated Core Strategies (US) LLC may be deemed to have shared voting power and shared dispositive power with respect to 157,914 shares, Riverview Group LLC may be deemed to have shared voting power and shared dispositive power with respect to 925,000 shares, ICS Opportunities, Ltd. may be deemed to have shared voting power and shared dispositive power with respect to 140,000 shares, ICS Opportunities II LLC may be deemed to have shared voting power and shared dispositive power with respect to 4,420 shares, Millennium International Management LP may be deemed to have shared voting power and shared dispositive power with respect to 144,420 shares, Millenium Management LLC may be deemed to have shared voting power and shared dispositive power with respect to 1,227,334 shares, Millennium Group Management LLC may be deemed to have shared voting power and shared dispositive power with respect to 1,227,334 shares and Israel A. Englander may be deemed to have shared voting power and shared dispositive power with respect to 1,227,334 shares. The securities disclosed herein as potentially beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities. The business address of such holders is 399 Park Avenue, New York, New York, 10022.

(7)
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
On June 29, 2021, we issued an unsecured promissory note to our sponsor (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,500,000. The Second Promissory Note was non-interest
bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of the initial Business Combination. As of December 31, 2021, the outstanding balance under the Second Promissory Note was $750,000 and the remaining amount available to be drawn was $1,750,000.
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
We have entered into a registration and stockholders rights agreement pursuant to which our initial stockholders are entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of our Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares. In addition, upon completion of our initial Business Combination, our sponsor will be entitled to nominate three individuals for election to our board of directors, as long as our sponsor holds any securities covered by the registration and stockholders rights agreement.
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
The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from July 7, 2020 (inception) through December 31, 2020 totaled $99,910 and $38,213, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021, and for the period from July 7, 2020 (inception) through December 31, 2020.
Tax Fees
. For the year ended December 31, 2021, fees for tax planning and advice totaled $11,330. We did not pay Marcum for tax planning and tax advice for the period from July 7, 2020 (inception) through December 31, 2020.
All Other Fees
. We did not pay Marcum for other services for the year ended December 31, 2021, and for the period from July 7, 2020 (inception) through December 31, 2020.

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
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 15, 2020, between the Company and Credit Suisse Securities (USA) LLC(1)

3.1	Amendment to Certificate of Incorporation(1)

3.2	Amended and Restated Certificate of Incorporation(1)

3.3	Amended and Restated Bylaws(1)

4.1	Warrant Agreement, dated September 18, 2020, between the Company and Continental Stock Transfer & Trust Company(1)

4.2	Description of Securities(3)

10.1	Investment Management Trust Agreement, dated September 18, 2020, between the Company and Continental Stock Transfer & Trust Company(1)

10.2	Registration and Stockholder Rights Agreement, dated September 18, 2020, between the Company and Equity Distribution Sponsor LLC(1)

10.3	Private Placement Warrants Purchase Agreement, dated September 15, 2020, between the Company and Equity Distribution Sponsor LLC(1)

10.4	Administrative Services Agreement between the Company and Equity Distribution Sponsor LLC(1)

10.5	Letter Agreement, dated September 18, 2020, between the Company and Equity Distribution Sponsor LLC(1)

10.6	Letter Agreement between the Company and each of the Company’s directors and officers(1)

10.7	Securities Subscription Agreement, dated July 14, 2020, between the Company and Equity Distribution Sponsor LLC(2)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(g) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 21, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 28, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 17, 2021 and incorporated by reference herein.

Item 16.	Form 10-K Summary.

Not	applicable.

EQUITY DISTRIBUTION ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Equity Distribution Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Equity Distribution Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from July 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/
S
/
Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020
.
Houston, Texas
February 24, 2022

EQUITY DISTRIBUTION ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets

Cash	$584,117	$882,702
Prepaid expenses	110,208	262,556
Prepaid income taxes	16,402	—

Total Current Assets	710,727	1,145,258
Marketable securities held in Trust Account	414,127,265	414,118,187

TOTAL ASSETS	$414,837,992	$415,263,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,132,160	$219,312
Promissory note-related party	750,000	—

Total Current Liabilities	1,882,160	219,312
Warrant liability	15,283,466	36,969,466
Deferred underwriting fee payable	14,490,000	14,490,000

Total Liabilities	31,655,626	51,678,778

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption 41,400,000 shares at redemption value	414,000,000	414,020,869

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 41,400,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding, as of December 31, 2021 and 2020, respectively	1,035	1,035
Accumulated Deficit	(30,818,669)	(50,437,237)

Total Stockholders’ Deficit	(30,817,634)	(50,436,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$414,837,992	$415,263,445

The accompanying notes are an integral part of the financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from July 7, 2020 (Inception) Through December 31, 2020
Operating and formation costs	$2,235,006	$2,993,724

Loss from operations	(2,235,006)	(2,993,724)
Other income:
Interest earned on marketable securities held in Trust Account	141,952	103,994
Change in fair value of warrant liability	21,686,000	1,652,267
Transaction costs associated with Initial Public Offering	—	(1,477,685)
Unrealized gain on marketable securities held in Trust Account	4,753	14,193

Total other income, net	21,832,705	292,769

Income (loss) before provision for income taxes	19,597,699	(2,700,955)
Provision for income taxes	—	—

Net income (loss)	$19,597,699	$(2,700,955)

Weighted average shares outstanding, Class A common stock	41,400,000	25,178,947

Basic and diluted net income (loss) per share, Class A common stock	$0.38	$(0.08)

Weighted average shares outstanding, Class B common stock	$10,350,000	$9,821,053

Basic and diluted net income (loss) per share, Class B common stock	$0.38	$(0.08)

The accompanying notes are an integral part of the financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance – July 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000
Accretion for Class A common stock to redemption value	—	—	—	—	(23,965)	(47,736,282)	(47,760,247)
Net loss	—	—	—	—	—	(2,700,955)	(2,700,955)

Balance – December 31, 2020	—	$—	10,350,000	$1,035	$—	$(50,437,237)	$(50,436,202)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	20,869	20,869
Net income	—	—	—	—	—	19,597,699	19,597,699

Balance – December 31, 2021	—	$—	10,350,000	$1,035	$—	$(30,818,669)	$(30,817,634)

The accompanying notes are an integral part of the financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the Period from July 7, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:

Net income (loss)	$19,597,699	$(2,700,955)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(141,952)	(103,994)
Change in fair value of warrant liability	(21,686,000)	(1,652,267)
Warrant liability in excess of purchase price of Private Placement Warrants	—	2,535,733
Transaction costs associated with Initial Public Offering	—	1,477,685
Unrealized gain on marketable securities held in Trust Account	(4,753)	(14,193)
Changes in operating assets and liabilities:
Prepaid expenses	152,348	(262,556)
Prepaid income taxes	(16,402)	—
Accrued expenses	912,848	219,312

Net cash (used in) operating activities	(1,186,212)	(501,235)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(414,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	137,627	—

Net cash provided by (used in) investing activities	137,627	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	405,720,000
Proceeds from sale of Private Placement Warrants	—	10,280,000
Proceeds from promissory notes – related party	750,000	157,250
Repayment of promissory notes – related party	—	(157,250)
Payment of offering costs	—	(616,063)

Net cash provided by financing activities	750,000	415,383,937

Net Change in Cash	(298,585)	882,702
Cash – Beginning	882,702	—

Cash – Ending	$584,117	$882,702

Supplemental cash flow information:
Cash paid for income taxes	$16,402	$—

Non-cash Investing and Financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$414,000,000

Change in value of Class A common stock subject to possible redemption	$(20,869)	$20,869

Initial classification of warrant liability	$—	$38,621,773

Deferred underwriting fee payable	$—	$14,490,000

Payment of offering costs by the Sponsor in exchange for the issuance of Class B common stock to the Sponsor	$—	$25,000

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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
13
of the Securities Exchange Act of
1934
, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of
15
% or more of the Public Shares, without the prior consent of the Company.
The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by September 18, 2022 (the “Liquidation Date”) and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).
The Company will have until September 18, 2022, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share-
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Liquidity and Capital Resources
As of December 31, 2021, the Company had approximately $0.6 million in its operating bank account and a working capital deficit of approximately $1.1 million and the ability to borrow an additional $1.75 million though the Secondary Promissory Note (as defined in Note 5).
The Company’s liquidity needs to date have been satisfied through a payment of

$25,000
from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.
Management can borrow additional capital from the Second Promissory Note to fund the Company’s capital needs and believes that the Sponsor will provide Working Capital Loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a Business Combination or the Liquidation Date.
If the Company’s estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until September 18, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 18, 2022.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as defined and catalogued in the FASB Accounting Standards Codification (“ASC”) and pursuant to the rules and regulations of the SEC.
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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020
.
Marketable Securities Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its securities held in the trust account in accordance with the guidance in ASC Topic 320 “Debt and Equity Securities” (“ASC Topic 320”). These securities are classified as trading securities with unrealized gains/losses recognized through net income. Through December 31, 2021 the Company withdrew $137,627 of interest earned on the trust account to pay its franchise and income taxes.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’
deficit

section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At December 31, 2021 and 2020, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(25,806,000)
Class A common stock issuance costs	(21,933,378)
Plus:
Accretion of carrying value to redemption value	47,760,247

Class A common stock subject to possible redemption	$414,020,869

Less:
Remeasurement of carrying value to redemption value	(20,869)

Class A common stock subject to possible redemption	$414,000,000

Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC Topic 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent balance sheet date thereafter while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss within change in fair value of warrant liability on the statements of operations. The fair value of the warrants was estimated using the publicly traded price of the Company’s warrants (see Note 11).

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Reconciliation of Net Income (Loss) Per Common Share
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 shares of Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from July 7, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$15,678,159	$3,919,540	$(1,943,063)	$(757,892)
Denominator:
Basic and diluted weighted average shares outstanding	41,400,000	10,350,000	25,178,947	9,821,053

Basic and diluted net income (loss) per common share	$0.38	$0.38	$(0.08)	$(0.08)

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 11).

Recently Issued Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 5,400,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).
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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
Promissory Note – Related Party
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
On June 29, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,500,000. The Second Promissory Note was non-interest
bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of the Initial Business Combination. As of December 31, 2021, the outstanding balance under the Second Promissory Note was $750,000 and the remaining amount available to be drawn was $1,750,000.
Administrative Support Agreement
The Company entered into an agreement, commencing on September 15, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative support services. For the year ended December 31, 2021 and for the period from July 7, 2020 (inception) through December 31, 2020, the Company incurred and paid $120,000 and $35,333 in fees for these services, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
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
Underwriter’s Agreement
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
NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were 41,400,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, respectively, there were 10,350,000 shares of Class B common stock issued and outstanding.
Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS — (Continued)

The shares of Class B
 common stock will automatically convert into shares of Class A common stock
on the first business day following the completion of a Business Combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, on an
as-converted
basis,
20
% of the sum of (i) the total number of shares of Class A common stock issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the completion of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of working capital loans. In no event will the shares of Class B common stock convert into shares of Class A common stock at a rate of less than one to one.
NOTE 9. WARRANTS
As of December 31, 2021 and 2020, there were 13,800,000 Public Warrants outstanding and 6,853,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00.
Once the Public Warrants become exercisable, the Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days ’ prior written notice of redemption to each warrant holder; and

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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
NOTE 10 — INCOME TAX
For the year ended December 31, 2020, certain amounts have been reclassified to conform to the current year presentation and the as filed Federal Form 1120; there was no change in total deferred tax assets as of December 31, 2020. The Company’s net deferred tax assets at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforward	$11,036	$20,437
Startup and organizational expenses	503,021	75,741
Unrealized gain on marketable securities	(4,155)	(24,819)

Total deferred tax assets	509,902	71,359
Valuation Allowance	(509,902)	(71,359)

Deferred tax assets, net of allowance	$—	$—

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS — (Continued)

The income tax provision for the years ended December
31
,
2021
and
2020
consists of
the
following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(438,543)	(71,359)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	438,543	71,359

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $52,556 and $97,318, respectively, of U.S. federal and state net operating loss carryovers available to offset future taxable income
.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $438,543. For the period from July 7, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $71,359.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liability	(23.2)%	(18.4)%
Valuation allowance	2.2%	(2.6)%

Income tax provision	(0.0)%	(0.0)%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants and the recording of full valuation allowances on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 and 2020 remain open and subject to examination. The Company considers Illinois to be a significant state tax jurisdiction.

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC Topic 820, “Fair Value Measurement” (“ASC Topic 820”) for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis
at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$414,127,265	$414,118,187
Liabilities:
Warrant Liability – Public Warrants	1	$10,212,000	$24,702,000
Warrant Liability – Private Placement Warrants	2	$5,071,466	$12,267,466
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
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants at September 18, 2020 (initial measurement) were as follows:

Input	September 18, 2020 (Initial Measurement)
Risk-free interest rate	0.13%
Expected term (years)	1
Expected volatility	29.0%
Exercise price	$11.50
Fair value of Units	$10.40
On September 18, 2020, the Private Placement Warrants and Public Warrants were determined to be $1.87 per warrant for aggregate values of approximately

$12.8 million and
approximately

$25.8 million, respectively.

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2021 and 2020, respectively, are classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurement of the Private Placement Warrants as of December 31, 2021 and 2020, respectively, are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.
As of December 31, 2021 and 2020, the aggregate values of the Private Placement Warrants were
approximately
$5.1 million and
approximately
$12.3

million, respectively. As of December 31, 2021 and 2020, the aggregate values of the Public Warrants were approximately
$10.2

million and
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

February 24, 2022	EQUITY DISTRIBUTION ACQUISITION CORP.

	By:	/s/ William A. Galvin
Name: William A. Galvin
Title: Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sam Zell	Chairman of the Board of Directors	February 24, 2022
Sam Zell

/s/ William A. Galvin	Chief Executive Officer and Director	February 24, 2022
William A. Galvin	(Principal Executive Officer)

/s/ Philip Tinkler	Chief Financial Officer	February 24, 2022
Philip Tinkler	(Principal Financial and Accounting Officer)

/s/ Robert W. Grubbs	Director	February 24, 2022
Robert W. Grubbs

/s/ Ellen Havdala	Director	February 24, 2022
Ellen Havdala

/s/ Bill Simon	Director	February 24, 2022
Bill Simon

/s/ Charles Swoboda	Director	February 24, 2022
Charles Swoboda