Form 10-Q
period 2022-03-31
Equity Distribution Acquisition Corp.
filed 2022-05-04
CIK 1818221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
12b-2ofthe
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined inRule12b-2ofthe Exchange Act):
Yes
  ☒    No  ☐
As of May 2, 2022, there were 41,400,000 shares of Class A common stock, $0.0001 par value per share and 10,350,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

EQUITY DISTRIBUTION ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)

ASSETS
Current Assets
Cash	$419,052	$584,117
Prepaid expenses	71,458	110,208
Prepaid income taxes	16,402	16,402

Total Current Assets	506,912	710,727
Marketable securities held in Trust Account	414,195,135	414,127,265

TOTAL ASSETS	$414,702,047	$414,837,992

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,070,036	$1,132,160
Promissory note-related party	750,000	750,000

Total Current Liabilities	1,820,036	1,882,160
Warrant liabilities	8,261,333	15,283,466
Deferred underwriting fee payable	14,490,000	14,490,000

Total Liabilities	24,571,369	31,655,626

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption 41,400,000 shares at redemption value	414,060,135	414,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 41,400,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(23,930,492)	(30,818,669)

Total Stockholders’ Deficit	(23,929,457)	(30,817,634)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$414,702,047	$414,837,992

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating and formation costs	$285,406	$1,209,830

Loss from operations	(285,406)	(1,209,830)
Other income:
Interest earned on marketable securities held in Trust Account	178,120	65,089
Change in fair value of warrant liabilities	7,022,133	14,663,866
Unrealized gain on marketable securities held in Trust Account	33,465	—

Total other income	7,233,718	14,728,955

Income before provision for income taxes	6,948,312	13,519,125
Provision for income taxes	—	(1,402)

Net income	$6,948,312	$13,517,723

Weighted average shares outstanding, Class A common stock	41,400,000	41,400,000

Basic and diluted net income per share, Class A common stock	$0.13	$0.26

Weighted average shares outstanding, Class B common stock	$10,350,000	$10,350,000

Basic and diluted net income per share, Class B common stock	$0.13	$0.26

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
THREE MONTHS ENDED MARCH 31,
2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	10,350,000	$1,035	$—	$(30,818,669)	$(30,817,634)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(60,135)	(60,135)
Net income	—	—	—	—	—	6,948,312	6,948,312

Balance – March 31, 2022	—	$—	10,350,000	$1,035	$—	$(23,930,492)	$(23,929,457)

THREE MONTHS ENDED MARCH 31,
2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	10,350,000	$1,035	$—	$(50,437,237)	$(50,436,202)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(111,005)	(111,005)
Net inc o me	—	—	—	—	—	13,517,723	13,517,723

Balance – March 31, 2021	—	$—	10,350,000	$1,035	$—	$(37,030,519)	$(37,029,484)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,948,312	$13,517,723
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(178,120)	(65,089)
Change in fair value of warrant liabilities	(7,022,133)	(14,663,866)
Unrealized gain on marketable securities held in Trust Account	(33,465)	—
Changes in operating assets and liabilities:
Prepaid expenses	38,750	45,121
Accrued expenses	(62,124)	914,856
Income taxes payable	—	1,402

Net cash used in operating activities	(308,780)	(249,853)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for franchise and income taxes	143,715	—

Net cash provided by investing activities	143,715	—

Net Change in Cash	(165,065)	(249,853)
Cash – Beginning	584,117	882,702

Cash – Ending	$419,052	$632,849

Non-cash Financing activities:
Change in value of Class A common stock subject to possible redemption	$60,135	$111,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Equity Distribution Acquisition Corp. (the “Company”) was incorporated in Delaware on July 7, 2020 (“Inception”). The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds held in the Trust Account.
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
Following the closing of the Initial Public Offering on September 18, 2020, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2022
(Unaudited)

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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2022
(Unaudited)

Liquidity and Capital Resources
As of March 31, 2022, the Company had approximately $0.4 million in its operating bank account and a working capital deficit of approximately $1.2 million and the ability to borrow an additional $1.75 million though the Promissory Note (as defined in Note 5).
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the Sponsor’s purchase of the Private Placement Warrants not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.
Management can borrow additional capital from the Promissory Note to fund the Company’s capital needs which will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a Business Combination or the Liquidation Date.
If the Company’s estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until September 18, 2022 to consummate a Business Combination. It is uncertain that it will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 18, 2022.
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
10-Q
and Article 8 of Regulation
S-X
promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form
10-K
as filed with the SEC on February 24, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any other future periods.
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
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2022
(Unaudited)

Marketable Securities Held in Trust Account
At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities” (“ASC Topic 320”). These securities are classified as trading securities with unrealized gains/losses recognized through net income. From Inception through March 31, 2022, the Company withdrew $281,342 of interest earned on the Trust Account to pay its franchise and income taxes, of which $143,715 was withdrawn during the three months ended March 31, 2022.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption — January 1, 2021	$414,020,869
Less:
Remeasurement of carrying value to redemption value	(20,869)

Class A common stock subject to possible redemption — December 31, 2021	$414,000,000

Plus:
Remeasurement of carrying value to redemption value	60,135

Class A common stock subject to possible redemption — March 31, 2022	$414,060,135

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss within change in fair value of warrant liability on the condensed statements of operations. The fair value of the warrants were estimated using the publicly traded price of the Company’s warrants (see Note 9).
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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2022
(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 shares of Class A common stock in the aggregate. As of March 31, 2022 and March 31, 2021, the Company did
not
have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$5,558,650	$1,389,662	$10,814,178	$2,703,545
Denominator:
Basic and diluted weighted average shares outstanding	41,400,000	10,350,000	41,400,000	10,350,000

Basic and diluted net income per common share	$0.13	$0.13	$0.26	$0.26

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2022
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).
Recently Issued Accounting Standards
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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2022
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
Promissory Note — Related Party
On June 29, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,500,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of a Business Combination. As of March 31, 2022, the outstanding balance under the Promissory Note was $750,000 and the remaining amount available to be drawn was $1,750,000.
Administrative Support Agreement
The Company entered into an agreement, commencing on September 15, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative support services. For the three months ended March 31, 2022 and 2021, respectively, the Company incurred and paid $30,000 in fees for these services.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2022
(Unaudited)

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
NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 10,350,000 shares of Class B common stock issued and outstanding.
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
NOTE 9. WARRANTS
As of March 31, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding and 6,853,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2022
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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2022
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$414,195,135	$414,127,265
Liabilities:
Warrant Liability – Public Warrants	1	$5,520,000	$10,212,000
Warrant Liability – Private Placement Warrants	2	$2,741,333	$5,071,466
The warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. As of March 31, 2022 and December 31, 2021, the Public Warrants are classified as Level 1 due to the use of a quoted price in an active market. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.
As of March 31, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.40 per warrant for aggregate values of approximately $2.7 million and approximately $5.5 million, respectively.
As of December 31, 2021, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.74 per warrant for aggregate values of approximately $5.1 million and approximately $10.2 million, respectively.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
on
Form10-K
for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at
www.sec.gov
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net income of $6,948,312, which consists of the change in fair value of warrant liabilities of $7,022,133, interest earned on marketable securities held in Trust Account of $33,465 and an unrealized gain on marketable securities held in Trust Account of $178,120, offset by operating costs of $285,406, which are comprised primarily of professional fees, administrative fees and franchise taxes.
For the three months ended March 31, 2021, we had net income of $13,517,723, which consisted of a change in fair value of warrant liability of $14,663,866 and interest earned on marketable securities held in Trust Account of $65,089, offset by operating and formation costs of $1,209,830, which are comprised primarily of legal fees, consulting fees, printing fees and franchise taxes, as well as a provision for income taxes of $1,402.
Liquidity and Capital Resources
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

For the three months ended March 31, 2022, cash used in operating activities was $308,780. Net income of $6,948,312 was attributable to the change in fair value of warrant liabilities of $7,022,133, interest earned on marketable securities held in the Trust Account of $178,120, an unrealized gain on marketable securities held in Trust Account of $33,465 and changes in operating assets and liabilities which used $23,374 in cash from operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $249,853. Net income of $13,517,723 was attributable to the change in fair value of warrant liability of $14,663,866, interest earned on marketable securities held in the Trust Account of $65,089, and changes in operating assets and liabilities, which provided $961,379 in cash from operating activities.
As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $414,195,135. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. Through March 31, 2022, cash withdrawn from the Trust Account to pay franchise and income taxes totaled $281,342, of which $143,715 was withdrawn during the three months ended March 31, 2022. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $419,052 held outside of our Trust Account. We intend to use the funds held outside our Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, we intend to borrow additional amounts under the Promissory Note, under which $1,750,000 remained available to be drawn as of March 31, 2022. The Promissory Note is non-interest
bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of our initial Business Combination.
If we fully draw down on the Promissory Note and require additional funds for working capital purposes, the sponsor, an affiliate of the sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. If we complete a Business Combination, we would repay such additional loaned amounts, without interest, upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
On June 29, 2021, we issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $2,500,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of the Initial Business Combination. As of March 31, 2022, the outstanding balance under the Promissory Note was $750,000 and the remaining amount available to be drawn was $1,750,000.
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the Promissory Note and an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space and administrative support to the Company. We began incurring these fees on September 15, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about the our ability to continue as a going concern. We have until September 18, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 18, 2022.

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
Class A Common Stock Subject to Possible Redemption
We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards ASC Topic 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
Warrant Liabilities
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480 and ASC Topic 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent balance sheet date thereafter while the warrants are outstanding.
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
Net Income per Common Share
Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent accounting standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule12b-2
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

As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC on February 24, 2022. Except as disclosed, below, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021.
The risk factor disclosure in our Annual Report on Form
10-K
for the year ended December 31, 2021 set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations” is replaced in its entirety with the following risk factor:
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY DISTRIBUTION ACQUISITION CORP.

Date: May 4, 2022	By:	/s/ William A. Galvin
	Name:	William A. Galvin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Philip Tinkler
	Name:	Philip Tinkler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)