Form 10-Q
period 2022-06-30
Equity Distribution Acquisition Corp.
filed 2022-08-09
CIK 1818221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act):    Yes  ☒    No  ☐
As of August 5, 2022
, there were 41,400,000 shares of Class A common stock, $0.0001 par value per share and 10,350,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

EQUITY DISTRIBUTION ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

i

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$272,545	$584,117
Prepaid expenses	76,158	110,208
Prepaid income taxes	—	16,402

Total Current Assets	348,703	710,727
Marketable securities held in Trust Account	414,553,775	414,127,265

TOTAL ASSETS	$414,902,478	$414,837,992

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,003,616	$1,132,160
Income taxes payable	71,663	—
Promissory note-related party	750,000	750,000

Total Current Liabilities	1,825,279	1,882,160

Warrant liabilities	2,065,333	15,283,466
Deferred underwriting fee payable	14,490,000	14,490,000

Total Liabilities	18,380,612	31,655,626

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption 41,400,000 shares at redemption value as of June 30, 2022 and December 31, 2021	414,481,769	414,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 41,400,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding, as of June 30, 2022 and December 31, 2021	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(17,960,938)	(30,818,669)

Total Stockholders’ Deficit	(17,959,903)	(30,817,634)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$414,902,478	$414,837,992

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$187,764	$546,257	$473,170	$1,756,087

Loss from operations	(187,764)	(546,257)	(473,170)	(1,756,087)
Other income (expense):
Interest earned on marketable securities held in Trust Account	544,482	5,099	722,602	70,188
Change in fair value of warrant liabilities	6,196,000	(2,065,333)	13,218,133	12,598,533
Unrealized loss on marketable securities held in Trust Account	(33,465)	(17,475)	—	(17,475)

Total other income (expense), net	6,707,017	(2,077,709)	13,940,735	12,651,246
Income before provision for income taxes	6,519,253	(2,623,966)	13,467,565	10,895,159
Provision for income taxes	(128,065)	—	(128,065)	(1,402)

Net income (loss)	$6,391,188	$(2,623,966)	$13,339,500	$10,893,757

Weighted average shares outstanding, Class A common stock	41,400,000	41,400,000	41,400,000	41,400,000

Basic and diluted net income (loss) per share, Class A common stock	$0.12	$(0.05)	$0.26	$0.21

Weighted average shares outstanding, Class B common stock	10,350,000	10,350,000	10,350,000	10,350,000

Basic and diluted net income (loss) per share, Class B common stock	$0.12	$(0.05)	$0.26	$0.21

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	10,350,000	$1,035	$—	$(30,818,669)	$(30,817,634)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(60,135)	(60,135)
Net income	—	—	—	—	—	6,948,312	6,948,312

Balance – March 31, 2022	—	—	10,350,000	1,035	—	(23,930,492)	(23,929,457)

Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(421,634)	(421,634)
Net income	—	—	—	—	—	6,391,188	6,391,188

Balance – June 30, 2022	—	$—	10,350,000	$1,035	$—	$(17,960,938)	$(17,959,903)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	10,350,000	$1,035	$—	$(50,437,237)	$(50,436,202)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(111,005)	(111,005)
Net income	—	—	—	—	—	13,517,723	13,517,723

Balance – March 31, 2021	—	—	10,350,000	1,035	—	(37,030,519)	(37,029,484)

Remeasurement of Class A common stock to redemption value	—	—	—	—	—	131,874	131,874
Net loss	—	—	—	—	—	(2,623,966)	(2,623,966)

Balance – June 30, 2021	—	$—	10,350,000	$1,035	$—	$(39,522,611)	$(39,521,576)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$13,339,500	$10,893,757
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(722,602)	(70,188)
Change in fair value of warrant liabilities	(13,218,133)	(12,598,533)
Unrealized loss on marketable securities held in Trust Account	—	17,475
Changes in operating assets and liabilities:
Prepaid expenses	34,050	41,565
Prepaid income taxes	16,402	—
Accrued expenses	(128,544)	841,005
Income taxes payable	71,663	—

Net cash used in operating activities	(607,664)	(874,919)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for franchise and income taxes	296,092	137,627

Net cash provided by investing activities	296,092	137,627

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	750,000

Net cash provided by financing activities	—	750,000

Net Change in Cash	(311,572)	12,708
Cash – Beginning	584,117	882,702

Cash – Ending	$272,545	$895,410

Supplemental cash flow information:
Cash paid for income taxes	$40,000	$1,402

Non-cash Financing activities:
Change in value of Class A common stock subject to possible redemption	$481,769	$(20,869)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds held in the Trust Account.
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
Transaction costs amounted to $23,411,063, consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees (see Note 6) and
$641,063 of other offering costs.
Following the closing of the Initial Public Offering on September 18, 2020, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
JUNE 30, 2022
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
B
usiness
C
ombination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).
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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2022
(Unaudited)

Liquidity and Capital Resources
As of June 30, 2022, the Company had approximately $0.3 million in its operating bank account and a working capital deficit of approximately $1.4 million and the ability to borrow an additional $1.75 million though the Promissory Note (as defined in Note 5).
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,“Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until September 18, 2022 to consummate a Business Combination. As described above, the company will be unable to consummate a Business Combination by the Liquidation Date and intends to dissolve and liquidate in accordance with the provisions of the Amended and Restated Certificate of Incorporation. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 18, 2022.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form
10-K
as filed with the SEC on February 24, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any other future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2022
(Unaudited)

Marketable Securities Held in Trust Account
At June 30, 2022, substantially all of the assets held in money market funds invested in U.S. Treasury securities. At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities” (“ASC Topic 320”). These securities are classified as trading securities with unrealized gains/losses recognized through net income. From Inception through June 30, 2022, the Company withdrew $433,719 of interest earned on the Trust Account to pay its franchise and income taxes, of which $296,092 was withdrawn during the six months ended June 30, 2022.
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
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption — January 1, 2021	$414,020,869
Less:
Remeasurement of carrying value to redemption value	(20,869)

Class A common stock subject to possible redemption — December 31, 2021	$414,000,000

Plus:
Remeasurement of carrying value to redemption value	481,769

Class A common stock subject to possible redemption — June 30, 2022	$414,481,769

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

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2022
(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or ma
terial deviation from its position. The Company is subject to income tax examinations by major taxing authorities since ince
ption.
Our effective tax rate (ETR) from continuing operations was 2.0% and 1.0% for the quarter and six months ended June 30, 2022, respectively, and 0.0% and 0.0% for the quarter and six months ended June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
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
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 shares of Class A common stock in the aggregate. As of June 30, 2022 and June 30, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common share
(in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$5,112,950	$1,278,238	$(2,099,173)	(524,793)	$10,671,600	$2,667,900	$8,715,006	$2,178,751
Denominator:
Basic and diluted weighted average shares outstanding	41,400,000	10,350,000	41,400,000	10,350,000	41,400,000	10,350,000	41,400,000	10,350,000

Basic and diluted net income (loss) per common share	$0.12	$0.12	$(0.05)	(0.05)	$0.26	$0.26	$0.21	$0.21

EQUITY DISTRIBUTION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2022
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
JUNE 30, 2022
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
Promissory Note — Related Party
On June 29, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,500,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of a Business Combination. As of June 30, 2022, the outstanding balance under the Promissory Note was $750,000 and the remaining amount available to be drawn was $1,750,000.
Administrative Support Agreement
The Company entered into an agreement, commencing on September 15, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative support services. For each of the three and six months ended June 30, 2022 and 2021, the Company incurred and pai
d $30,000 and

$60,000, respectively, in fees for these services.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
JUNE 30, 2022
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
NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 10,350,000 shares of Class B common stock issued and outstanding.
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
NOTE 9. WARRANTS
As of June 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding and 6,853,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2022
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
JUNE 30, 2022
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$414,553,775	$414,127,265
Liabilities:
Warrant Liability – Public Warrants	1	$1,380,000	$10,212,000
Warrant Liability – Private Placement Warrants	2	$685,333	$5,071,466
The warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. As of June 30, 2022 and December 31, 2021, the Public Warrants are classified as Level 1 due to the use of a quoted price in an active market. As of June 30, 2022 and December 31, 2021, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.
As of June 30, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.10 per warrant for aggregate values of approximately $0.7 million and approximately $1.4 million, respectively.
As of December 31, 2021, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.74 per warrant for aggregate values of approximately $5.1 million and approximately $10.2 million, respectively.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than as described below.
On August 3, 2022, the board of directors of the Company determined that it is in the best interests of the Company and its stockholders to dissolve and liquidate in accordance with the provisions of Amended and Restated Certificate of Incorporation, due to the Company’s inability to consummate an initial Business Combination by the Liquidation Date.
The Company will redeem all of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any).
Net of taxes, the Company currently expects the per-share redemption price for the Public Shares will be approximately $10.01 and will be paid to record holders of public shares after delivery of their public shares to the Company’s transfer agent, on or after September 19, 2022. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.
Subject to the terms of the underwriting agreement, the deferred underwriting fee payable of $14,490,000 will be waived by the underwriters, due to the Company’s inability to consummate an initial Business Combination by the Liquidation Date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Equity Distribution Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” refer to Equity Distribution Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations and the Company’s plans to dissolve and liquidate, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on
Form10-K
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
Overview
We are a blank check company formed under the laws of the State of Delaware on July 7, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intended to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.
The board of directors of the Company has determined that it is in the best interests of the Company and its stockholders to dissolve and liquidate in accordance with the provisions of Amended and Restated Certificate of Incorporation, due to the Company’s inability to consummate an initial Business Combination by September 18, 2022, the Liquidation Date. The Company will redeem all of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any). There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net income of $6,391,188, which consists of the change in fair value of warrant liabilities of $6,196,000, interest earned on marketable securities held in Trust Account of $544,482 and an unrealized loss on marketable securities held in Trust Account of $33,465, offset by operating costs of $187,764, which are comprised primarily of professional fees, administrative fees and franchise taxes and a provision for income taxes of $128,065.
For the three months ended June 30, 2021, we had a net loss of $2,623,966, which consists of the change in fair value of warrant liabilities of $2,065,333, operating costs of $546,257, which are comprised primarily of professional fees, administrative fees and franchise taxes, and unrealized loss on marketable securities held in Trust Account of $17,475 offset by interest earned on marketable securities held in Trust Account of $5,099.
For the six months ended June 30, 2022, we had a net income of $13,339,500, which consists of the change in fair value of warrant liabilities of $13,218,133 and interest earned on marketable securities held in Trust Account of $722,602, offset by operating costs of $473,170, which are comprised primarily of professional fees, administrative fees and franchise taxes and a provision for income taxes of $128,065.
For the six months ended June 30, 2021, we had net income of $10,893,757, which consists of the change in fair value of warrant liabilities of $12,598,533, interest earned on marketable securities held in Trust Account of $70,188, offset by operating costs of $1,756,087, which are comprised primarily of professional fees, administrative fees and franchise taxes, unrealized loss on marketable securities held in Trust Account of $17,475 and provision for income taxes of $1,402.
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

For the six months ended June 30, 2022, cash used in operating activities was $607,664. Net income of $13,339,500 was attributable to the change in fair value of warrant liabilities of $13,218,133, interest earned on marketable securities held in the Trust Account of $722,602 and changes in operating assets and liabilities which used $6,429 in cash from operating activities
.
For the six months ended June 30, 2021, cash used in operating activities was $874,919. Net income of $10,893,757 was attributable to the change in fair value of warrant liability of $12,598,533, interest earned on marketable securities held in the Trust Account of $70,188, unrealized loss on marketable securities held in Trust Account of $17,475, and changes in operating assets and liabilities, which provided $882,570 in cash from operating activities.
As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $414,553,775. We may withdraw interest to pay franchise and income taxes. Through June 30, 2022, cash withdrawn from the Trust Account to pay franchise and income taxes totaled $433,719, of which $296,092 was withdrawn during the six months ended June 30, 2022. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had cash of $272,545 held outside of our Trust Account.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, we may borrow additional amounts under the Promissory Note, under which $1,750,000 remained available to be drawn as of June 30, 2022. The Promissory Note is non-interest
bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of our initial Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
On June 29, 2021, we issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $2,500,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) September 18, 2022 or (ii) the consummation of the Initial Business Combination. As of June 30, 2022, the outstanding balance under the Promissory Note was $750,000 and the remaining amount available to be drawn was $1,750,000.
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
Going Concern
In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,“Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about the our ability to continue as a going concern. We have until September 18, 2022 to consummate a Business Combination. As described below, we will be unable to consummate a Business Combination by the Liquidation Date, and we intend to dissolve and liquidate in accordance with the terms of our Amended and Restated Certificate of Incorporation. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 18, 2022.

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

As required by Rules

13a-15

and

15d-15

under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules

13a-15(e)

and

15d-15(e)

under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and fair value measurements including accruals of dividend income earned on marketable securities held in Trust Account, described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
During the three months ended June 30, 2022, management has identified a material weakness in internal controls related to the accounting for fair value measurements including accruals of dividend income earned on marketable securities held in Trust Account.
Management has previously identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Changes in Internal Control over Financial Reporting
Other than as disclosed above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
.
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
The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 set forth under the heading “We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results” is replaced in its entirety with the following risk factor:
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2020 and June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
We have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2” of the financial statements on Form 10-K/A, as filed on December 22, 2021, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report and Part II, Item 9A: Controls and Procedures included in our Annual Report for the year ended December 31, 2021.
We have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in our Annual Report for the year ended December 31, 2021.
For the three months ended June 30, 2022, we have identified a material weakness in our internal control over financial reporting related to the accounting for fair value measurements including accruals of dividend income earned on marketable securities held in Trust Account. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022. The Company’s management has introduced additional steps to resolve this issue with respect to the information included in this report for the quarter ended June 30, 2022, and the Company does not believe that amounts reported for prior quarters were affected by this material weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
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
Failure to complete our initial Business Combination by September 18, 2022 will require us to redeem all public shares and liquidate, causing our public stockholders to receive their pro-rata share of the funds held in trust and our Private Placement Warrants to expire worthless.
As per our amended and restated certificate of incorporation, we have until September 18, 2022, to complete a Business Combination. We do not expect to be able to find a target business by that deadline and, therefore, our board of directors has determined that it is in the best interests of the Company and its stockholders to dissolve and liquidate in accordance with the provisions of the Amended and Restated Certificate of Incorporation. As we do not expect to complete our initial Business Combination by the above deadline, we plan to: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the us to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the case of liquidation, our Private Placement Warrants will expire worthless.

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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY DISTRIBUTION ACQUISITION CORP.

Date: August 9, 2022	By:	/s/ William A. Galvin
	Name:	William A. Galvin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Philip Tinkler
	Name:	Philip Tinkler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)